Form 10-Q
period 2025-03-31
CCS IX Portfolio Holdings, LLC
filed 2025-05-15
CIK 2017636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

Commission file number 000-56718

CCS IX PORTFOLIO HOLDINGS, LLC

(Exact Name of Registrant as Specified in Its Charter)

Delaware	99-2441832
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

11100 Santa Monica Blvd., Suite 2000, Los Angeles, CA	90025
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number, Including Area Code: (310) 235-5900

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
None	None	None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-Accelerated filer	☒	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of units of the Registrant’s common units outstanding at May 15, 2025 was 10.

11

CCS IX Portfolio Holdings, LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this quarterly report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. We believe that it is important to communicate our future expectations to our investors. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “will,” “should,” “targets,” “projects,” and variations of these words and similar expressions identify forward-looking statements, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The following factors and factors listed under “Risk Factors” in this Quarterly Report and in our Form 10-12G filed with the SEC on December 31, 2024, as amended by our Pre-Effective Amendment No. 1 to Form 10-12G, filed with the SEC on February 14,2025 (the "Registration Statement") provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

•
our future operating results;
•
our business prospects and the prospects of our portfolio companies;
•
risks associated with possible disruptions in our operations or the economy generally;
•
general economic, political and industry trends and other external factors;
•
our contractual arrangements and relationships with third parties;
•
actual and potential conflicts of interest with our Adviser and its affiliates;
•
the dependence of our future success on the general economy and its effect on the industries in which we invest;
•
the ability of our portfolio companies to achieve their objectives;
•
the use of borrowed money to finance a portion of our investments;
•
the adequacy of our financing sources and working capital;
•
the timing of cash flows, if any, from the operations of our portfolio companies;
•
the ability of our investment adviser to locate suitable investments for us and to monitor and administer our investments;
•
the ability of our Adviser and its affiliates to attract and retain highly talented professionals;
•
our ability to qualify and maintain our qualifications as a BDC as a regulated investment company under the Internal Revenue Code of 1986, as amended (the "Code");
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under "Item 1.A. Risk Factors" and elsewhere in the Registration Statement.

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form 10-/12G, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CCS IX Portfolio Holdings, LLC
Statements of Assets and Liabilities
(in thousands, except for per unit data)

	As of March 31, 2025 (Unaudited)	As of December 31, 2024

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $215,163)	$215,110	$-
Cash and cash equivalents	248,708	10
Interest receivable	71	-
Deferred debt issuance costs	489	-
Total assets	$464,378	$10

Liabilities
Secured borrowings	236,846	-
Interest and other debt financing costs payable	206	-
Management fees payable	34	-
Accrued expenses and other liabilities	296	-
Total liabilities	237,382	-

Commitments and Contingencies (Note 7)
Net assets
Common Units, no par value; (10 units issued, authorized and outstanding)	225,010	10
Accumulated earnings (loss)	1,986	-
Total net assets	226,996	10
Total liabilities and net assets	$464,378	$10
Net asset value per unit	$22,699,600	$1,000

See accompanying notes

CCS IX Portfolio Holdings, LLC
Statement of Operations
(in thousands, except for unit and per unit data)
(Unaudited)

For the three months ended March 31, 2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$2,363
Paid-in-kind interest	234
Total investment income	2,597

Expenses:
Interest and other debt financing costs	224
Professional fees	60
Directors’ fees	37
Management fees	34
Other general and administrative expenses	200
Total expenses	555
Net investment income	2,042
Net realized and unrealized gains (losses) on investments and cash equivalents:
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	(52)
Cash equivalents	(4)
Net realized and unrealized gains (losses) on investments and cash equivalents	(56)
Net increase in net assets resulting from operations	$1,986

Per common unit data:
Net increase in net assets resulting from operations per unit (basic and diluted):	$198,600
Net investment income per unit (basic and diluted):	$204,200
Weighted average units outstanding (basic and diluted):	10

See accompanying notes

CCS IX Portfolio Holdings, LLC
Statement of Changes in Net Assets
(in thousands, except unit and per unit data)
(Unaudited)

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	10	$10	$-	$10
Net increase in net assets resulting from operations:
Net investment income	-	-	2,042	2,042
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(56)	(56)
Capital contributions	-	225,000	-	225,000
Total increase for the three months ended March 31, 2025	-	$225,000	$1,986	$226,986
Balance at March 31, 2025	10	$225,010	$1,986	$226,996

See accompanying notes

CCS IX Portfolio Holdings, LLC
Statement of Cash Flows
(in thousands)
(Unaudited)

For the three months ended March 31, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$1,986
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(215,111)
Amortization of premium and accretion of discount, net	(10)
Proceeds from sales of investments or principal repayments	184
Paid-in-kind interest income	(225)
Net change in unrealized (appreciation) depreciation on investments	52
Amortization of deferred financing costs	18
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(71)
Increase (decrease) in interest and other debt financing costs payable	206
Increase (decrease) in management fees payable	34
Increase (decrease) in accrued expenses and other liabilities	296
Net cash provided by (used for) operating activities	$(212,641)

Cash flows from financing activities:
Capital contributions	225,000
Secured borrowings	236,846
Deferred financing and debt issuance costs paid	(507)
Net cash provided by (used for) financing activities	461,339
Net increase (decrease) in cash and cash equivalents	248,698
Cash and cash equivalents, beginning of period	10
Cash and cash equivalents, end of period	$248,708

See accompanying notes

CCS IX Portfolio Holdings, LLC Schedule of Investments March 31, 2025 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Investments										(1)(2)(3)
United States
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			3/8/2032	$-	$(22)	0.0%	$(44)	(4)(5)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver			3/8/2032	-	(81)	0.0	(82)	(4)(5)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 625 (75 Floor) (Including 500 PIK)	10.57%	3/8/2032	67,700	66,688	29.4	66,683
BVI Medical Inc.	Healthcare Equipment and Services	Common Stock				5,690	7,591	3.3	7,591
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan			3/5/2032	-	(17)	0.0	(34)	(4)(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Revolver	S+ 500 (75 Floor)	9.31%	3/5/2032	1,098	1,065	0.5	1,065	(4)
Bonterra, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	9.31%	3/5/2032	62,290	61,986	27.3	61,978
Rightworks, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 500 (100 Floor)	9.32%	5/21/2029	76,874	76,874	33.9	76,874
Rightworks, LLC	Software and Services	Unitranche First Lien Revolver	S+ 500 (100 Floor)	9.32%	5/21/2029	1,079	1,079	0.5	1,079	(4)

Total Investments							$215,163	94.9%	$215,110

Cash Equivalents

Goldman Sachs FS Government Fund		Cash Equivalents					$7,830	3.4	$7,830
US Treasury Bill		Cash Equivalents			4/22/2025	240,000	239,410	105.5	239,406
Cash Equivalents Total							$247,240	108.9%	$247,236
Investments and Cash Equivalents Total							$462,403	203.8%	$462,346

See accompanying notes

*The majority of the debt investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of March 31, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $226,996 as of March 31, 2025

	Tenor
Reference Rate	1 month	3 month	6 Month	12 Month
SOFR (“S”)	4.32%	4.29%	4.19%	4.01%

(1)
All positions held are non-controlled/non-affiliated investments, unless otherwise noted. Non-controlled/non-affiliated investments are investments that are neither controlled nor affiliated as each such term is defined in the Investment Company Act of 1940, as amended (the "1940 Act").
(2)
All debt investments are income-producing, unless otherwise noted. Equity and member interests are non-income-producing unless otherwise noted. The Company generally acquires its investments in private transactions exempt from registration under the Securities Act. Its investments are therefore generally subject to certain limitations on resale, and may be deemed to be “restricted securities” under the Securities Act.
(3)
The fair value of the investment was determined using significant unobservable inputs unless otherwise noted. See Note 2 “Summary of Significant Accounting Policies”.
(4)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 7 “Commitments and Contingencies”
(5)
The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.

CCS IX Portfolio Holdings, LLC.

Notes to Financial Statements

(in thousands, except unit and per unit amounts)

March 31, 2025 (Unaudited)

Note 1. Organization and Basis of Presentation

CCS IX Portfolio Holdings, LLC (the “Company”) was formed on March 12, 2024 as a Delaware limited liability company structured as a non-diversified, closed-end management investment company. The Company has elected to be regulated as a business development company (“BDC”) under the 1940 Act. The Company is externally managed by its adviser, Crescent Capital Group LP (the “Adviser”), an investment adviser that is registered with the Securities and Exchange Commission (the “SEC”) under the Investment Advisers Act of 1940, as amended. In addition, the Company intends to qualify as a regulated investment company (a “RIC”) under Subchapter M of the Internal Revenue Code of 1986, as amended (the “Code”). As a RIC, the Company will not be taxed on its income to the extent that it distributes such income each year and satisfies other applicable income tax requirements.

The Company’s investment objective is to provide unitholders with current income and long-term capital appreciation through investments in securities related to the financing of leveraged buyouts, acquisitions, refinancings, recapitalizations and later-stage growth capital opportunities. The Company intends to invest in a portfolio comprised primarily of privately negotiated senior secured debt, with the ability to invest in junior debt. These investments may feature an equity co-investment or equity component (e.g., warrants, options, contingent interests or conversion features). The Company may also invest in loan participations, preferred stock or other securities consistent with the Company’s strategy.

CCAP Administration LLC (the “Administrator”) provides certain administrative services necessary for the Company to operate. Company management consists of investment and administrative professionals from the Adviser and Administrator, along with the Company’s Board of Directors (the “Board”). The Adviser directs and executes the investment operations and capital raising activities of the Company subject to oversight from the Board, which sets the broad policies of the Company. The Board has delegated investment management of the Company’s portfolio assets to the Adviser. The Board consists of five directors, three of whom are independent.

On August 14, 2024, CCS IX Holdings, L.P., an affiliate of the Adviser, purchased 10 common units of the Company for $10 (the "Common Units"), or $1,000 per unit. The Company commenced operations on February 13, 2025 after receiving a capital contribution. See Note 8 for further details.

The Company's fiscal year ends on December 31.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's functional currency is the United States dollar and these financial statements have been prepared in that currency. The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. The Company is treated as an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

The accompanying financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2025.

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the financial statements and accompanying notes. The financial statements reflect all adjustments that in the opinion of management are necessary for the fair statement of the Company’s results of the period presented. Although management believes that the estimates and assumptions are reasonable, changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury bills, and similar type instruments) with original maturities of three months or less. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below.

Investment Transactions

Loan originations are recorded on the date of the binding commitment. Investments purchased on a secondary market are recorded on the trade date. Realized gains or losses are recorded using the specific identification method as the difference between the net proceeds received (excluding prepayment fees, if any) and the amortized cost basis of the investment without regard to unrealized gains or losses previously recognized, and include investments written off during the period, net of recoveries. The net change in unrealized gains or losses primarily reflects the change in investment fair values as of the last day of the reporting period and also includes the reversal of previously recorded unrealized gains or losses with respect to investments realized during the period.

Investment Valuation

The Company applies Financial Accounting Standards Board ASC 820, Fair Value Measurement ("ASC 820"), as amended, which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, the Company considers its principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the Adviser, as the Board’s valuation designee, determines the fair value of the investments in good faith, based on, among other things, the fair valuation recommendations from investment professionals, the oversight of the Company’s Audit Committee and independent third-party valuation firms.

The Adviser, as the valuation designee, undertakes a multi-step valuation process under the supervision of the Board, which includes, among other procedures, the following:

• Each investment is initially valued by the investment professionals responsible for monitoring that investment.

• The Adviser has established pricing and valuation committees, which are responsible for reviewing and approving the fair valuation recommendations from the investment professionals.

• The valuations of certain portfolio investments are independently corroborated by third-party valuation firms based on certain criteria including investment size and risk profile.

• Final valuation determinations and supporting materials are provided to the Board quarterly as part of the Board's oversight of the Adviser as the valuation designee.

The Company applies the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, in its capacity as the Board’s valuation designee, evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), the Company subjects those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, the Company reviews pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

Due to the inherent uncertainty of determining the fair value of investments that do not have a readily available market value, the fair value of the Company’s investments may fluctuate from period to period. Additionally, the fair value of such investments may differ significantly from the values that would have been used had a ready market existed for such investments and may differ materially from the values that may ultimately be realized. Further, such investments are generally less liquid than publicly traded securities and may be subject to contractual and other restrictions on resale. If the Company were required to liquidate a portfolio investment in a forced or liquidation sale, it could realize amounts that are different from the amounts presented and such differences could be material. In addition, changes in the market environment and other events that may occur over the life of the investments may cause the gains or losses ultimately realized on these investments to be different from the unrealized gains or losses reflected herein.

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method. See Note 6 for details.

Interest and Dividend Income Recognition

Interest income is recorded on an accrual basis and includes the amortization of purchase discounts and premiums. Discounts and premiums to par value are accreted or amortized into interest income over the contractual life of the respective security using the effective yield method. The amortized cost of investments represents the original cost adjusted for the accretion and amortization of discounts and premiums, if any. Upon prepayment of a loan or debt security, any prepayment premiums, unamortized upfront loan origination fees and unamortized discounts are recorded as interest income.

Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital to the stockholders. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital to stockholders are recorded as a reduction in the cost basis of the investment.

Certain investments have contractual payment-in-kind (“PIK”) interest or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal or cost basis of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest income, as applicable. If at any point the Company believes PIK is not expected to be realized, the investment generating PIK will be placed on non-accrual status. Accrued PIK interest or dividends are generally reversed through interest or dividend income, respectively, when an investment is placed on non-accrual status.

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, we had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company's organization. Costs associated with the organization of the Company are expensed as incurred. However, as discussed in Note 3, $1,144 of the Company's organization expenses incurred through December 31, 2024 prior to the commencement of investment operations were assumed by the Adviser pursuant to the Expense Support and Conditional Reimbursement Agreement (as defined below). For the three months ended March 31, 2025, the Company accrued or paid organization expenses of $0.

Income Taxes

The Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to qualify as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s unitholders and will not be reflected in the financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 - Income Taxes (“ASC

740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the financial statements. The Company intends to make the requisite distributions to its unitholders, which will generally relieve the Company from corporate-level income taxes.

To qualify for and maintain qualification as a RIC, the Company must, among other things, meet certain source-of-income and asset diversification requirements. In addition, to qualify for RIC tax treatment, the Company must distribute to its unitholders, for each taxable year, at least 90% of its “investment company taxable income” for that year, which is generally its ordinary income plus the excess, if any, of its realized net short-term capital gains over its realized net long-term capital losses.

In addition, based on the excise tax distribution requirements, the Company is subject to a 4% nondeductible federal excise tax on undistributed income unless the Company distributes in a timely manner in each taxable year an amount at least equal to the sum of (1) 98% of its ordinary income for the calendar year, (2) 98.2% of capital gain net income (both long-term and short-term) for the one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in prior years. For this purpose, however, any ordinary income or capital gain net income retained by the Company that is subject to corporate income tax is considered to have been distributed. To the extent that the Company determines that estimated current year annual taxable income will be in excess of estimated current year dividend distributions from such taxable income, the Company will accrue excise taxes, if any, on estimated undistributed taxable income.

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its unitholders. Distributions to the unitholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

Secured Borrowings

Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Statements of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.

Segment Reporting

Since its commencement, the Company has operated and been managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Financial Statements. The chief operating decision maker (“CODM”) is represented by an executive committee comprised of two co-chief executive officers, a chief financial officer and other executive officers of the Company. The CODM considers net investment income, leverage and net increase (decrease) in net assets resulting from operations in deciding how to deploy capital and/or make distributions to unitholders. Detailed financial information for the Company is disclosed within these financial statements with total assets and liabilities disclosed on the Statements of Assets and Liabilities, investments held on the Schedule of Investments, results of operations and significant segment expenses on the Statement of Operations and other information about the Company's performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 9.

Note 3. Agreements and Related Party Transactions

Administration Agreement

On December 31, 2024, the Company entered into the administration agreement (the “Administration Agreement”) with the Administrator. Under the terms of the Administration Agreement, the Administrator provides administrative services to the Company. These services include providing office facilities, equipment, clerical bookkeeping and record keeping services, maintaining financial and other records, preparing reports to the unitholders and reports and other materials filed with the SEC or any other regulatory authority, and generally overseeing the payment of expenses and the performance of administrative and professional services rendered by others. The Administrator also will provide on the Company’s behalf significant managerial assistance to those portfolio companies to which the Company is required to provide such assistance. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, the Company will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator. The Administration Agreement may be terminated by either party without penalty on 60 days’ written notice to the other party.

For the three months ended March 31, 2025, the Company incurred administrative services expenses of $131, which are included in other general and administrative expenses on the Statement of Operations. As of March 31, 2025, $136 was payable to the Administrator, which are included in accrued expenses and other liabilities on the Statement of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the costs, expenses, compensation and benefits paid by the Administrator or its affiliates to the Company’s chief compliance officer, chief financial officer, general counsel and secretary, their respective staffs and operations staff who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals are included in the administration services expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

Investment Advisory and Management Agreement

On December 31, 2024, the Company entered into an investment advisory and management agreement with the Adviser (the “Investment Advisory and Management Agreement”). Under the terms of the Investment Advisory and Management Agreement, the Adviser provides investment advisory services to the Company and its portfolio investments. The Adviser’s services under the Investment Advisory and Management Agreement are not exclusive, and the Adviser is free to furnish similar or other services to others so long as its services to the Company are not impaired. Under the terms of the Investment Advisory and Management Agreement, the Adviser is entitled to receive a base management fee, as discussed below.

Base Management Fee

The base management fee is calculated and payable quarterly in arrears at an annual rate of 0.25% of the value of the Company’s contributed capital based on the average of the contributed capital as of the end of the two most recently completed calendar quarters. For purposes of the Investment Advisory and Management Agreement, “contributed capital” means the cumulative capital contributions by common unitholders, less cumulative distributions categorized as returned capital and capital contributions by common unitholders solely to the extent and only for so long as such contributions are used for short-term investments or liquid investments held by the Company on an interim basis. For the avoidance of doubt, contributed capital does not include capital acquired through the use of leverage, and returned capital does not include distributions of the Company’s investment income or net realized capital gains to investors.

The Company commenced operations on February 13, 2025 and began accruing the base management fee as a result. For the three months ended March 31, 2025, the Company incurred management fees of $34, all of which were payable to the Adviser.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser as of December 31, 2024. The Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company or on behalf of the Company in any combination of cash or other immediately available funds no later than forty-five days after such election was made in writing by the Adviser, and/or offset against amounts due from the Company to the Adviser or its affiliates.

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s unitholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Reimbursement payments are conditioned on (i) an expense ratio (excluding any management) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management) at the time of the fee waiver or expense reimbursement and (ii) a distribution level (exclusive of return of capital to unitholders, if any), equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company upon the Company committing in writing to pay the Reimbursement Payment on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month. The total organization expenses and other general administrative expenses incurred for the period ended December 31, 2024 were $1,201, all of which had been borne by the Adviser as Expense Payments. No additional expenses were borne by the Adviser as Expense Payments for the three months ended March 31, 2025.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Unitranche First Lien	$207,572	$207,519	$(52)
Equity & Other	7,591	7,591	-
Total Investments	$215,163	$215,110	$(52)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2025	Percentage of Fair Value
Software and Services	$140,961	65.5%
Healthcare Equipment and Services	74,149	34.5
Total Investments	$215,110	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2025	Percentage of Fair Value
United States	$215,110	100.00%
Total Investments	$215,110	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Unitranche First Lien	$-	$-	$207,519	$207,519
Equity	—	—	7,591	7,591
Total Investments	$—	$—	$215,110	$215,110

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2025, based off of the fair value hierarchy as of March 31, 2025 ($ in thousands):

	Unitranche First Lien	Equity		Total
Balance as of December 31, 2024	$-	$-		$-
Amortized discounts/premiums	10	-		10
Paid in-kind interest	226	-		226
Net change in unrealized appreciation (depreciation)	(52)	-		(52)
Purchases	207,519	7,591		215,111
Sales/principal repayments/paydowns	(184)	-		(184)
Balance as of March 31, 2025	$207,519	$7,591		$215,110
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(52)	$-	-	$(52)

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for Unitranche First Lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$207,519	Transactions Precedent	Transaction Price	n/a	-	n/a	n/a
	$207,519

Equity & Other	$7,591	Transactions Precedent	Transaction Price	n/a	-	n/a	n/a
	$7,591
Total	$215,110

Note 6. Debt

Secured Borrowings

As of March 31, 2025, the Company had $236,846 of secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 4.48% for the three months ended March 31, 2025. The weighted average borrowing outstanding for the three months ended March 31, 2025 was $236,846. The Company recorded $224 of interest expense in connection with secured borrowings for the three months ended March 31, 2025.

The Company's secured borrowings are secured by debt securities issued by the US government with a maturity date of less than one year.

Note 7. Commitments and Contingencies

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Statement of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of March 31, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment
Bonterra, LLC	Delayed Draw Term Loan	3/5/2027	$6,734
Bonterra, LLC (2)	Revolver	3/5/2032	5,636
BVI Medical Inc. (2)	Delayed Draw Term Loan	9/7/2027	2,952
BVI Medical Inc. (2)	Revolver	3/8/2032	5,482
Rightworks, LLC (2)	Revolver	5/21/2029	1,863
Total			$22,667
(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Investment pays 0.50% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.

Other Commitments and Contingencies

In the normal course of business, the Company enters into contracts which provide a variety of representations and warranties, and that provide general indemnifications. Such contracts include those with certain service providers, brokers and trading counterparties. Any risk exposure to the Company under these arrangements is unknown as it would involve future claims that may be made against the Company; however, based on the Company’s experience, the risk of loss is remote and no such claims are expected to occur. As such, the Company has not accrued any liability in connection with such indemnifications.

The Adviser has agreed to bear certain expenses. The Company will be obligated to reimburse the Adviser for such advanced expenses following the calendar month in which the Company's income exceeds expenses and the Company committing to make a Reimbursement Payment as part of the Expense Support Agreement discussed in Note 3. As of March 31, 2025, the Company was not obligated to make any Reimbursement Payments to the Adviser.

Note 8. Equity

Pursuant to a purchase and contribution agreement, CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since the commencement of operations on February 13, 2025 and through March 31, 2025, CCS IX Holdings, L.P. has contributed an aggregate of $225,000.

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except unit and per unit data):

For the Period from February 13, 2025 (Commencement of Operations) through March 31, 2025
Per Unit Data:
Net asset value, beginning of period	$1,000
Net investment income (1)	204,200
Net realized and unrealized gains on investments(1)(2)	(5,600)
Net increase in net assets resulting from operations	198,600
Capital contributions	22,500,000
Total increase (decrease) in net assets	22,698,600
Net asset value, end of period	22,699,600
Units outstanding, end of period	10
Weighted average units outstanding	10
Total return based on net asset value (3)	19,860%
Ratio/Supplemental Data:
Net assets, end of period	$226,996
Ratio of total expenses (prior to expense support) to average net assets(4)	2.53%
Ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets (4)	1.51%
Ratio of net investment income to average net assets(4)	9.30%
Ratio of interest and credit facility expenses to average net assets (4)	1.02%
Portfolio turnover (5)	0.09%
Asset coverage ratio	196%

(1)
The per unit data was derived by using the weighted average units outstanding during the period.
(2)
The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return based on NAV is calculated as the change in NAV per unit during the period plus declared dividends or capital activity per unit during the period, divided by the beginning NAV per unit, and not annualized.
(4)
Annualized.
(5)
Not annualized.

Note 10. Income Taxes

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

As of March 31, 2025
Tax Cost	$215,163
Gross Unrealized Appreciation	$-
Gross Unrealized Depreciation	(52)
Net Unrealized Investment Appreciation (Depreciation)	$(52)

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the financial statements included herein. There have been no subsequent events that occurred during such period that would require disclosure or would be required to be recognized in the financial statements as of March 31, 2025.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Quarterly Report. Some of the statements in this section (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of CCS IX Portfolio Holdings, LLC (the “Fund”, “we”, “us”, or “our”). The forward-looking statements contained in this section involve a number of risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

OVERVIEW

We are a Delaware limited liability company, formed on March 12, 2024, and structured as an externally managed specialty finance company focused on lending to middle market companies. We have elected to be treated as a business development company, or a BDC, under the Investment Company Act of 1940, as amended, or the 1940 Act. In addition, we have elected to be treated for U.S. federal income tax purposes as a regulated investment company, or a RIC, under Subchapter M of the Internal Revenue Code of 1986, as amended, or the Code. As such, we are required to comply with various regulatory requirements, such as the requirement to invest at least 70% of our assets in "qualifying assets", source of income limitations, asset diversification requirements, and the requirement to distribute at least 90% of our taxable income and tax-exempt interest.

We are managed by Crescent Capital Group LP ("Crescent"), or the Adviser, pursuant to our Investment Advisory and Management Agreement, dated as of December 31, 2024, or the Investment Advisory and Management Agreement. Our administrator, CCAP Administration LLC, or the Administrator, an affiliate of Crescent, provides certain administrative services necessary for us to operate pursuant to an Administration Agreement, dated as of December 31,2024, or the Administration Agreement. An affiliate of the Adviser and the Administrator also serve as the investment adviser and administrator, respectively, of Crescent Capital BDC, Inc, a publicly-traded BDC since 2015 and Crescent Private Credit Income Corp., a non-traded BDC since 2022.

Our investment objective is to provide unitholders with current income and long-term capital appreciation through investments in securities related to the financing of leveraged buyouts, acquisitions, refinancings, recapitalizations and later-stage growth capital opportunities. We invest in a portfolio comprised primarily of privately negotiated senior secured debt, with the ability to invest in junior debt. These investments may feature an equity or equity component (e.g., warrants, options, contingent interests or conversion features). We may also invest in loan participations, preferred stock or other securities consistent with our strategy.

Our investment objective is accomplished through:

•
accessing the origination channels that have been developed and established by Crescent;
•
originating investments in middle-market companies with strong business fundamentals (including companies with leading competitive positions within well-defined markets, sustained profitability, predictable cash flows, talented management and sound managerial controls), generally controlled by private equity investors that require capital for growth, acquisitions, recapitalizations, refinancings and leveraged buyouts;
•
applying Crescent’s underwriting standards; and
•
leveraging Crescent’s experience and resources to monitor our investments.

Our investment philosophy emphasizes principal preservation through credit-oriented due diligence. We expect our targeted portfolio to provide downside protection through carefully constructed capital structures with meaningful equity as a percentage of total capital, and protective covenants and terms.

We conduct the private offering of our Common Units in reliance on exemptions from the registration requirements of the Securities Act of 1933, as amended, or the Securities Act.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed herein.

For a description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our financial statements included in this report. We consider the most significant accounting policies to be those related to our Investment Valuation, Interest and Dividend Income Recognition, Distributions, and Income Taxes.

COMPONENTS OF OPERATIONS

Investments

We expect our investment activity to vary substantially from period to period depending on many factors, the general economic environment, the amount of capital we have available to us, the level of merger and acquisition activity for middle-market companies, including the amount of debt and equity capital available to such companies and the competitive environment for the type of investments we make. In addition, as part of our risk strategy on investments, we may reduce certain levels of investments through partial sales or syndication to additional investors.

As a BDC, we may not invest in any assets other than “qualifying assets” specified in the Investment Company Act, unless, at the time the investments are made, at least 70% of our total assets are qualifying assets (with certain limited exceptions). Qualifying assets include investments in “eligible portfolio companies.” Pursuant to rules adopted by the SEC, “eligible portfolio companies” include certain companies that do not have any securities listed on a national securities exchange and public companies whose securities are listed on a national securities exchange but whose market capitalization is less than $250 million.

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Crescent is majority owned by Sun Life Financial Inc., or, together with its subsidiaries and joint ventures, Sun Life.

Revenues

We generate revenue primarily in the form of interest income on debt investments, capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Certain investments may have contractual payment-in-kind, or PIK, interest, or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. We also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan using the effective yield method.

Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly-traded portfolio companies. Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected.

We may receive other income, which may include income such as consent, waiver, amendment, underwriting, and arranger fees associated with our investment activities as well as any fees for managerial assistance services rendered to the portfolio companies. Such fees are recognized as income when earned or the services are rendered.

Expenses

Our primary operating expenses include the payment of management fees to the Adviser under the Investment Advisory and Management Agreement, our allocable portion of overhead expenses under the Administration Agreement with our Administrator, and other operating costs. The management fee payable by us under the Investment Advisory Agreement compensates the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

•
the cost of calculating our net asset value, including the cost of any third-party valuation services;
•
fidelity bond, directors’ and officers’ liability insurance and other insurance premiums;
•
fees and expenses associated with independent audits and outside legal costs;
•
independent directors’ fees and expenses;
•
management fees and expenses, if any, payable under the Investment Advisory and Management Agreement;
•
administration fees and expenses, if any, payable under the Administration Agreement (including payments based upon our allocable portion of the Administrator’s overhead in performing its obligations under the Administration Agreement, rent and the allocable portion of the cost of certain professional services provided to us, including but not limited to, our accounting professionals, our legal counsel and compliance professionals);
•
U.S. federal, state and local taxes;
•
the cost of effecting sales and repurchases of our Common Units and other securities;

•
fees payable to third parties relating to making investments, including out-of-pocket fees and expenses associated with performing due diligence and reviews of prospective investments;
•
out-of-pocket fees and expenses associated with marketing efforts;
•
federal and state registration fees and any stock exchange listing fees;
•
brokerage commissions;
•
costs associated with our reporting and compliance obligations under the 1940 Act and other applicable U.S. federal and state securities laws;
•
debt service and other costs of borrowings or other financing arrangements; and
•
all other expenses reasonably incurred by us in connection with making investments and administering our business.

We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

The Adviser agreed to advance all of our organization expenses on our behalf until the commencement of the Fund's operations. Subsequent to the commencement of operations on February 13, 2025, any such expenses incurred by the Company, including the reimbursements to the Adviser, will be expensed as incurred subject to the Expense Support and Conditional Reimbursement Agreement between us and the Adviser, dated as of December 31,2024, or the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

From time to time, the Adviser, the Administrator, or their respective affiliates, may pay third party providers of goods or services. We will reimburse the Adviser, the Administrator, or such affiliates thereof for any such amounts paid on our behalf. Each of the Adviser or the Administrator will waive its right to be reimbursed in the event that such reimbursements would cause any distributions to our common unitholders to constitute a return of capital to the unitholder. All of these expenses will ultimately be borne by the Company’s unitholders.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser. For additional information see Note 3 “Agreements and Related Party Transactions” to the financial statements.

Leverage

In accordance with applicable SEC staff guidance and interpretations, effective as of January 1, 2025 we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met). Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we may employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

As of March 31, 2025, our asset coverage ratio was 196%.

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2025
Investment Type	Fair Value	Percentage
Unitranche First Lien	$207.5	96.5%
Equity & Other	7.6	3.5
Total Investments	$215.1	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended
March 31, 2025
New investments at cost:
Unitranche First Lien	$207.7
Equity	7.6
Total Investments	$215.3
Proceeds from investments sold or repaid:
Unitranche First Lien	0.2
Total Proceeds	$0.2
Net increase (decrease) in portfolio	$215.1

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2025, we had no investments on non-accrual status.

The Adviser monitors our portfolio companies on an ongoing basis. The Adviser monitors the financial trends of each portfolio company to determine if it is meeting its business plans and to assess the appropriate course of action for each company. The Adviser has a number of methods of evaluating and monitoring the performance and fair value of our investments, which may include the following:

•
assessment of success of the portfolio company in adhering to its business plan and compliance with covenants;
•
review of monthly and quarterly financial statements and financial projections for portfolio companies;
•
contact with portfolio company management and, if appropriate, the financial or strategic sponsor, to discuss financial position, requirements and accomplishments;
•
comparisons to other companies in the industry; and
•
attendance and participation in board meetings.

As part of the monitoring process, the Adviser regularly assesses the risk profile of each of our investments and, on a quarterly basis, grades each investment on a risk scale of 1 to 5. Risk assessment is not standardized in our industry and our risk assessment may not be comparable to ones used by our competitors. Our assessment is based on the following categories:

(1)
Involves the least amount of risk relative to cost or amortized cost. Investment performance is above expectations since origination or acquisition. Trends and risk factors are generally favorable, which may include financial performance or a potential exit.
(2)
Involves a level of risk that is similar to the risk at the time of origination or acquisition. The investment is generally performing as expected, and the risks around our ability to ultimately recoup the cost of the investment are neutral to favorable relative to the time of origination or acquisition. New investments are generally assigned a rating of 2 at origination or acquisition.
(3)
Indicates an investment performing below expectations where the risks around our ability to ultimately recoup the cost of the investment have increased since origination or acquisition. For debt investments, borrowers are more likely than not in compliance with debt covenants and loan payments are generally not past due. An investment rating of 3 requires closer monitoring.
(4)
Indicates an investment performing materially below expectations where the risks around our ability to ultimately recoup the cost of the investment have increased materially since origination or acquisition. For debt investments, borrowers may be out of compliance with debt covenants and loan payments may be past due (but generally not more than 180 days past due). Non-accrual status is strongly considered for debt investments rated 4.
(5)
Indicates an investment performing substantially below expectations where the risks around our ability to ultimately recoup the cost of the investment have substantially increased since origination or acquisition. We do not expect to recover our initial cost basis from investments rated 5. Debt investments with an investment rating of 5 are generally in payment and/or covenant default and are on non-accrual status.

The following table shows the composition of our portfolio on the 1 to 5 investment performance rating scale. Investment performance ratings are accurate only as of those dates and may change due to subsequent developments relating to a portfolio company’s business or financial condition, market conditions or developments, and other factors.

($ in millions)	As of March 31, 2025
	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio
1	-	-%
2	215.1	100
3	-	-
4	-	-
5	-	-
Total	215.1	100%

RESULTS OF OPERATIONS

Summary Statement of Operations

Operating results were as follows:

($ in millions)	For the three months ended March 31, 2025
Total investment income	$2.6
Total net expenses, including taxes	0.6
Net investment income	$2.0
Net realized gain (loss) on investments	-
Net unrealized appreciation (depreciation) on investments and cash equivalents	(0.1)
Net realized and unrealized gains (losses)	$(0.1)
Net increase (decrease) in net assets resulting from operations	$1.9

Net income can vary substantially from period to period due to various factors, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

For the three months ended March 31, 2025, the total investment income was $2.6 million, and we expect total investment income to continue to increase with the growing portfolio.

For the three months ended March 31, 2025, total expenses were $0.6 million. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

For the three months ended March 31, 2025, we recorded net unrealized losses on investments of $(0.1) million.

We commenced operations on February 13, 2025. As a result, we did not have any operations during the three months ended March 31, 2024.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks. Generally, we do not intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of its portfolio positions as a result of changes in currency exchange rates and market interest rates. Such hedging transactions also limit the opportunity for gain. The success of hedging transactions will be subject to the ability of the Adviser to correctly predict movements in and the direction of currencies and interest rates. Unanticipated changes in currency exchange rates or interest rates may negatively impact the overall performance of the Company. It is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in currencies because the value of those securities is likely to fluctuate as a result of independent factors not related to currency fluctuations. We bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

During the three months ended March 31, 2025, we did not enter into any hedging contracts.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments to comply with certain portfolio diversification requirements; (2) the cost of operations (including paying the Adviser and expense reimbursements paid to the Administrator); (3) debt service, repayment, and other financing costs, and (4) cash distributions to unitholders. We expect to generate additional liquidity from (1) capital contributions from unitholders; (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. securities and other high-quality debt investments that mature in one year or less; and (3) borrowings from banks, including secured borrowings, and (4) any other financing arrangements we may enter into in the future.

As of March 31, 2025, we had $248.7 million in cash and cash equivalents. As of March 31, 2025, our cash and cash equivalents were in excess of our unfunded commitments.

As of March 31, 2025 we were in compliance with our asset coverage requirements under the 1940 Act.

Equity Activity

Pursuant to a purchase and contribution agreement entered into between us and CCS IX Holdings, L.P., CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since our commencement of operations on February 13, 2025 and through March 31, 2025, CCS IX Holdings, L.P. has contributed an aggregate of $225 million.

Debt

Secured Borrowings

As of March 31, 2025, we had $236,846 of secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 4.48% for the three months ended March 31, 2025. The weighted average borrowing outstanding for the three months ended March 31, 2025 was $236,846. We recorded $224 of interest expense in connection with secured borrowings for the three months ended March 31, 2025.

As of March 31, 2025, our asset coverage ratio was 196%. See Note 6 "Debt" to our financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2025, we had aggregate unfunded commitments totaling $22.7 million. See Note 6 to our financial statements for more information on our commitments.

RECENT DEVELOPMENTS

None.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board's valuation designee, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Account Policies” to our financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We also fund a portion of our investments with borrowings and our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of March 31, 2025, 100% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Statement of Assets and Liabilities as of March 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 100 basis points	$2.1	$2.4	$(0.3)
Up 75 basis points	1.6	1.8	(0.2)
Up 50 basis points	1.0	1.2	(0.1)
Up 25 basis points	0.5	0.6	(0.1)
Down 25 basis points	(0.5)	(0.6)	0.1
Down 50 basis points	(1.0)	(1.2)	0.1
Down 75 basis points	(1.6)	(1.8)	0.2
Down 100 basis points	(2.1)	(2.4)	0.3

Although we believe that this analysis is indicative of our existing sensitivity to interest rate changes, it does not adjust for changes in the credit market, credit quality, the size and composition of the assets in our portfolio and other business developments that could affect our net income. Accordingly, we cannot assure you that actual results would not differ materially from the analysis above.

We may in the future hedge against interest rate fluctuations by using hedging instruments such as interest rate swaps, futures, options and forward contracts. While hedging activities may mitigate our exposure to adverse fluctuations in interest rates, certain hedging transactions that we may enter into in the future, such as interest rate swap agreements, may also limit our ability to participate in the benefits of lower interest rates with respect to our portfolio investments.

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2025, we had no foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for the three months ended March 31, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. We may be a party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. While the outcome of any such legal proceedings cannot at this time be predicted with certainty, we do not expect that these legal proceedings will materially affect our business, financial condition or results of operations.

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Risk Factors” of the Registration Statement, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in the Registration Statement.

Tariffs may adversely affect us or our portfolio companies.

The current United States administration has threatened or imposed tariffs on certain imports from a number of countries, including China. Tariffs and international trade arrangements may continue to change, potentially without warning and to an extent that is difficult to predict. Existing or new tariffs imposed on foreign goods imported by the United States or on U.S. goods imported by foreign countries could subject us or our portfolio companies to additional risks. Among other effects, tariffs may increase the cost of production for certain or our portfolio companies or reduce demand for their products, which could affect the results of their operations, and may cause a general economic slowdown or recession. We cannot predict whether, or to what extent, any tariff or other trade protections may affect us, our portfolio companies or the economy.

Economic recessions or downturns could impair our portfolio companies and harm our operating results.

Many of our portfolio companies may be susceptible to economic slowdowns or recessions and may be unable to repay our loans during these periods. Therefore, our non-performing assets may increase and the value of our portfolio may decrease during these periods as we are required to record the values of our investments. Adverse economic conditions also may decrease the value of collateral securing our loans. Economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit our access to the capital markets or result in a decision by lenders not to extend credit to us. These events could prevent us from increasing investments and harm our operating results.

A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, termination of its loans and foreclosure on its secured assets, which could trigger cross-defaults under other agreements and jeopardize our portfolio company’s ability to meet its obligations under the debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company. In addition, if one of our portfolio companies were to go bankrupt, even though we or one of our affiliates may have structured our interest in such portfolio company as senior debt, depending on the facts and circumstances, including the extent to which we actually provided managerial assistance to that portfolio company, a bankruptcy court might re-characterize our debt holding as equity and subordinate all or a portion of our claim to claims of other creditors.

Efforts by the Federal Reserve and other central banks globally to combat inflation and restore price stability, as well as other global events, may raise the prospect or severity of a recession. Wars have added, and other international tensions or escalations of conflict may add, instability to the uncertainty driving socioeconomic forces, which may continue to have an impact on global trade and result in inflation or economic instability. Present conditions and the state of the U.S. and global economies make it difficult to predict whether and/or to what extent a recession will occur in the near future.

Any such recession would negatively impact the businesses in which we invest and our business. These impacts may include:

▪ severe declines in the market price of our securities or net asset value;

▪ inability of the Company to accurately or reliably value its portfolio;

▪ inability of the Company to comply with certain asset coverage ratios that would prevent the Company from paying dividends to shareholders and that could result breaches of covenants or events of default under our credit arrangements;

▪ inability of the Company to pay any dividends and distributions or service its debt;

▪ declines in the value of our investments;

▪ increased risk of default or bankruptcy by the companies in which we invest;

▪ increased risk of companies in which we invest being unable to weather an extended cessation of normal economic activity and thereby impairing their ability to continue functioning as a going concern;

▪ limited availability of new investment opportunities;

▪ inability for us to replace our existing leverage when it becomes due or replace it on terms as favorable as our existing leverage; and

▪ general threats to the Company’s ability to continue investment operations and to operate successfully as a BDC.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1

Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of February 2025 (Incorporated by reference to Exhibit 3.3 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56718), filed on February 14, 2025).

10.1

Master Repurchase Agreement dated as of March 14, 2025, by and among CCS IX Portfolio Holdings, LLC, as seller, and Goldman Sachs Bank USA, as buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 25, 2025).

10.2

Repurchase Facility Terms & Conditions dated March 19, 2025, by and among CCS IX Portfolio Holdings, LLC, as seller, and Goldman Sachs USA, as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 25, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

2929

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSIX Portfolio Holdings, LLC.

Date: May 15, 2025	By:	/s/ Ray Barrios
Ray Barrios
Co-Chief Executive Officer

Date: May 15, 2025	By:	/s/ Kimberly Grant
Kimberly Grant
Co-Chief Executive Officer

Date: May 15, 2025	By:	/s/ Justin Vandenberg
Justin Vandenberg
Chief Financial Officer