Form 10-Q
period 2025-06-30
CCS IX Portfolio Holdings, LLC
filed 2025-08-14
CIK 2017636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

or

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

The number of units of the Registrant’s common units outstanding at August 14, 2025 was 10.

11

CCS IX Portfolio Holdings, LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2025

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

The following factors and factors listed under “Risk Factors” in our Form 10-12G filed with the SEC on December 31, 2024, as amended by our Pre-Effective Amendment No. 1 to Form 10-12G, filed with the SEC on February 14, 2025 (the "Registration Statement") and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under "Risk Factors".

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except for per unit data)

	As of June 30, 2025 (Unaudited)	As of December 31, 2024

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $286,803)	$287,570	$-
Cash and cash equivalents	349,252	10
Interest receivable	122	-
Total assets	$636,944	$10

Liabilities
Secured borrowings (net of deferred financing costs of $429 and $0, respectively)	315,827	-
Debt (net of deferred financing costs of $4,306 and $0, respectively)	28,130	-
Interest and other debt financing costs payable	604	-
Management fees payable	157	-
Accrued expenses and other liabilities	1,131	-
Total liabilities	345,849	-

Commitments and Contingencies (Note 7)
Net assets
Common Units, no par value; (10 units issued, authorized and outstanding)	285,010	10
Accumulated earnings (loss)	6,085	-
Total net assets	291,095	10
Total liabilities and net assets	$636,944	$10
Net asset value per unit	$29,109,500	$1,000

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Operations
(in thousands, except for unit and per unit data)
(Unaudited)

	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$5,644	$8,007
Paid-in-kind interest	859	1,093
Total investment income	6,503	9,100

Expenses:
Interest and other debt financing costs	942	1,166
Organizational costs	243	243
Management fees	158	192
Professional fees	64	124
Directors’ fees	40	77
Other general and administrative expenses	319	519
Total expenses	1,766	2,321
Recoupment (support) payments to (by) the Adviser (Note 3)	1,201	1,201
Net expenses	2,967	3,522
Net investment income before taxes	3,536	5,578
Provision for excise taxes	271	271
Net investment income	3,265	5,307
Net realized and unrealized gains (losses) on investments and cash equivalents:
Net realized gain (loss) on:
Cash equivalents	(5)	(5)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	819	767
Cash equivalents	20	16
Net realized and unrealized gains (losses) on investments and cash equivalents	834	778
Net increase in net assets resulting from operations	$4,099	$6,085

Per common unit data:
Net increase in net assets resulting from operations per unit (basic and diluted):	$409,900	$608,500
Net investment income per unit (basic and diluted):	$326,500	$530,700
Weighted average units outstanding (basic and diluted):	10	10

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit data)
(Unaudited)

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	10	$225,010	$1,986	$226,996
Net increase in net assets resulting from operations:
Net investment income	-	-	3,265	3,265
Net realized gain (loss)		-	(5)	(5)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	839	839
Capital contributions	-	60,000	-	60,000
Total increase for the three months ended June 30, 2025	-	$60,000	$4,099	$64,099
Balance at June 30, 2025	10	$285,010	$6,085	$291,095

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	10	$10	$-	$10
Net increase in net assets resulting from operations:
Net investment income	-	-	5,307	5,307
Net realized gain (loss)	-	-	(5)	(5)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	783	783
Capital contributions	-	285,000	-	285,000
Total increase for the six months ended June 30, 2025	-	$285,000	$6,085	$291,085
Balance at June 30, 2025	10	$285,010	$6,085	$291,095

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the six months ended June 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$6,085
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(285,984)
Amortization of premium and accretion of discount, net	(103)
Proceeds from sales of investments or principal repayments	368
Paid-in-kind interest income	(1,084)
Net change in unrealized (appreciation) depreciation on investments	(767)
Amortization of deferred financing costs	267
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(122)
Increase (decrease) in interest and other debt financing costs payable	604
Increase (decrease) in management fees payable	157
Increase (decrease) in accrued expenses and other liabilities	1,131
Net cash provided by (used for) operating activities	$(279,448)

Cash flows from financing activities:
Capital contributions	285,000
Secured borrowings	316,256
Borrowings on credit facility	32,436
Deferred financing and debt issuance costs paid	(5,002)
Net cash provided by (used for) financing activities	628,690
Net increase (decrease) in cash and cash equivalents	349,242
Cash and cash equivalents, beginning of period	10
Cash and cash equivalents, end of period	$349,252

See accompanying notes

CCS IX Portfolio Holdings, LLC Consolidated Schedule of Investments June 30, 2025 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Investments										(1)(2)(3)(4)
Debt Investments
United States
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan			3/5/2032	$-	$(16)	0.0%	$(1)	(5)(6)
Bonterra, LLC	Software and Services	Unitranche First Lien Revolver	S+ 500 (75 Floor)	9.30%	3/5/2032	1,435	1,403	0.5	1,434	(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	9.30%	3/5/2032	62,290	62,014	21.4	62,279	(7)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			3/8/2032	0	(21)	0.0	0	(5)(6)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver			3/8/2032	-	(79)	0.0	(45)	(5)(6)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 625 (75 Floor) (plus 500 PIK)	10.58%	3/8/2032	68,559	67,590	23.6	68,559	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	9.30%	5/16/2032	68,595	67,922	23.3	67,909	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			5/16/2032	-	(109)	-0.1	(223)	(5)(6)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Revolver			5/16/2031	-	(118)	0.0	(120)	(5)(6)
Rightworks, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 500 (100 Floor)	9.33%	5/21/2029	76,689	76,689	26.3	76,689	(7)
Rightworks, LLC	Software and Services	Unitranche First Lien Revolver	S+ 500 (100 Floor)	9.33%	5/21/2029	1,079	1,079	0.4	1,079	(5)
Total Debt Investments							$276,354	95.4	$277,560

Equity Investments
United States
BVI Medical Inc.	Healthcare Equipment and Services	Common Stock				5,690	$7,591	2.5	$7,152
Landscape Workshop	Commercial and Professional Services	Common Stock				2,858,108	2,858	1.0	2,858
Total Equity Investments							$10,449	3.5	$10,010

Total Investments							$286,803	98.9%	$287,570

Cash Equivalents

Goldman Sachs FS Government Fund - Institutional Class		Cash Equivalents					$26,129	9.0	$26,129
US Treasury Bill		Cash Equivalents			7/10/2025	320,000	319,650	109.8	319,667
Total Cash Equivalents							$345,779	118.8%	$345,796
Total Investments and Cash Equivalents							$632,582	217.7%	$633,366

See accompanying notes

*The majority of the debt investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June 30, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $291,095 as of June 30, 2025.

	Tenor
Reference Rate	1 month	3 month	6 Month	12 Month
SOFR (“S”)	4.32%	4.29%	4.15%	3.88%
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
(4)
Unless otherwise indicated, the Company’s portfolio companies are not pledged as collateral supporting the amounts outstanding under the JPM Funding Facility. See Note 6 “Debt.”
(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 7 “Commitments and Contingencies”
(6)
The negative cost, if applicable, is the result of the capitalized discount or unfunded commitment being greater than the principal amount outstanding on the loan. The negative fair value, if applicable, is the result of the capitalized discount or unfunded commitment on the loan.
(7)
All or a portion of these debt investments are pledged as collateral under the JPM Funding Facility. For debt investments that are pledged to the JPM Funding Facility, a single investment may be divided into parts that are individually pledged as collateral to the credit facility.

CCS IX Portfolio Holdings, LLC.

Notes to Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

June 30, 2025 (Unaudited)

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company's functional currency is the United States dollar and these consolidated financial statements have been prepared in that currency. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to Regulation S-X. The Company is treated as an investment company and, therefore, applies the specialized accounting and reporting guidance in Accounting Standards Codification (“ASC”) 946, Financial Services – Investment Companies.

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2025.

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. The consolidated financial statements reflect all adjustments that in the opinion of management are necessary for the fair statement of the Company’s results of the period presented. Although management believes that the estimates and assumptions are reasonable, changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, we had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company's organization. Costs associated with the organization of the Company are expensed as incurred. For the three and six months ended June 30, 2025, the Company accrued organization expenses of $243 and $243 respectively which are included in organizational costs on the Consolidated Statements of Operations. The Company made a reimbursement payment on May 30, 2025 in the amount of $1,201 which is included in the recoupment (support) payments to (by) the Adviser on the Consolidated Statements of Operations, of which $1,144 was comprised of organization expenses.

Income Taxes

The Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to qualify as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s unitholders and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. The Company intends to make the requisite distributions to its unitholders, which will generally relieve the Company from corporate-level income taxes.

As of June 30, 2025, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2024.

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

Secured Borrowings

Securities sold and simultaneously repurchased at a premium are reported as financing transactions in accordance with FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). Amounts payable to the counterparty are due on the repurchase settlement date and, excluding accrued interest, such amounts are presented in the accompanying Consolidated Statements of Assets and Liabilities as secured borrowings. Premiums payable are separately reported as accrued interest.

Segment Reporting

Since its commencement, the Company has operated and been managed as a single reportable segment deriving returns mainly in the form of interest income, dividend income and other fees from the investments made in pursuit of its single stated investment objective. The accounting policies of the Company are consistent with those described in these Notes to Consolidated Financial Statements. The chief operating decision maker (“CODM”) is represented by an executive committee comprised of two co-chief executive officers, a chief financial officer and other executive officers of the Company. The CODM considers net investment income, leverage and net increase (decrease) in net assets resulting from operations in deciding how to deploy capital and/or make distributions to unitholders. Detailed financial information for the Company is disclosed within these consolidated financial statements with total assets and liabilities disclosed on the Consolidated Statements of Assets and Liabilities, investments held on the Consolidated Schedule of Investments, results of operations and significant segment expenses on the Consolidated Statements of Operations and other information about the Company's performance, including total return, portfolio turnover and ratios within the Financial Highlights in Note 9.

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

For the three and six months ended June 30, 2025, the Company incurred administrative services expenses of $131 and $262 respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of June 30, 2025, $359 was payable to the Administrator, which are included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

The Company commenced operations on February 13, 2025 and began accruing the base management fee as a result. For the three months ended June 30, 2025 and for the period from February 13, 2025 (commencement of operations) through June 30 2025, the Company incurred management fees of $158 and $192 respectively, of which $158 was payable to the Adviser as of June 30, 2025.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company upon the Company committing in writing to pay the Reimbursement Payment on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month. The Company made a Reimbursement Payment on May 30, 2025 for organization expenses and other general administrative expenses in the amount of $1,201, which is included in the recoupment (support) payments to (by) the Adviser on the Consolidated Statements of Operations.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Unitranche First Lien	$276,354	$277,560	$1,206
Equity	10,449	10,010	(439)
Total Investments	$286,803	$287,570	$767

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2025	Percentage of Fair Value
Software and Services	$141,480	49.2%
Healthcare Equipment and Services	75,666	26.3
Commercial and Professional Services	70,424	24.5
Total Investments	$287,570	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2025	Percentage of Fair Value
United States	$287,570	100.00%
Total Investments	$287,570	100.00%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Unitranche First Lien	$-	$-	$277,560	$277,560
Equity	—	—	10,010	10,010
Total Investments	$—	$—	$287,570	$287,570

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2025, based off of the fair value hierarchy as of June 30, 2025 ($ in thousands):

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2024	$-	$-	$-
Amortized discounts/premiums	103	-	103
Paid in-kind interest	1,084	-	1,084
Net change in unrealized appreciation (depreciation)	1,206	(439)	767
Purchases of investments	275,535	10,449	285,984
Sales/principal repayments/paydowns	(368)	-	(368)
Balance as of June 30, 2025	$277,560	$10,010	$287,570
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$1,206	$(439)	$767

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for Unitranche First Lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$141,480	Discounted Cash Flow	Discount Rate	9.7%		-	9.7%		(9.7%)
	68,514	Broker Quoted	Broker Quote				N/A
	67,566	Transactions Precedent	Transaction Price				N/A
	$277,560

Equity	$7,152	Enterprise Value	Comparable EBITDA Multiple	18.7	x	-	18.7	x	(18.7x)
	2,858	Transactions Precedent	Transaction Price				N/A
	$10,010
Total	$287,570

Note 6. Debt

Secured Borrowings

As of June 30, 2025, the Company had $316,256 of secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 4.86% and 4.34% for the three and six months ended June 30, 2025, respectively. The weighted average borrowing outstanding for the three and six months ended June 30, 2025 was $32,135 and $48,678, respectively. The Company recorded $514 and $739 of interest expense in connection with secured borrowings for the three and six months ended June 30, 2025, respectively.

Costs incurred in connection with obtaining the secured borrowings were recorded as deferred financing costs and are being amortized over the life of the secured borrowings on a straight-line basis. As of June 30, 2025, deferred financing costs related to the secured borrowings were $429 and were netted against secured borrowings on the Consolidated Statements of Assets and Liabilities.

The Company's secured borrowings are secured by debt securities issued by the US government with a maturity date of less than one year.

JPM Funding Facility

Debt consisted of the following (in thousands):

	For the three months ended June 30, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$400,000	$32,436	$367,564	$32,436

(1)The amount available is subject to any limitations related to the credit facility borrowing base.

(2)The amount presented excludes netting of deferred financing costs.

(3)As of June 30, 2025 the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

On May 21, 2025, the Company entered into a Loan and Security Agreement (the “JPM Funding Facility”), among the Company, as Servicer, CCS IX SPV, LLC, a wholly-owned subsidiary of the Company (the “Borrower”), as Borrower, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator, and Securities Intermediary, and JPMorgan Chase Bank, National Association as Administrative Agent. The JPM Funding Facility provides a secured credit facility of $400 million, with a reinvestment period ending May 21, 2028 and a final maturity date of May 21, 2030. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $1 billion. The Company consolidates the Borrower in its consolidated financial statements and no gain or loss is recognized as a result of a sale or contribution.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets of the Borrower. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 1.95% (plus 0.1193% in the case of borrowings in British Pounds or 0.0031% in the case of borrowings in Swiss francs), subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on any undrawn balance. The JPM Funding Facility includes usual and customary events of default for such facilities.

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of June 30, 2025, deferred financing costs related to the JPM Funding Facility were $4,306 and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred under the JPM Funding Facility were as follows:

(in $ thousands)	For the three months ended June 30, 2025

Borrowing interest expense	$85
Unused facility fees	243
Amortization of financing costs	99
Total interest and credit facility expenses	$427
Weighted average outstanding balance	$11,925

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended June 30, 2025 was 19.65%. The weighted average debt of the borrowings outstanding for the three months ended June 30, 2025 was $11,925.

Note 7. Commitments and Contingencies

The Company’s investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments, which require the Company to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on the Company’s Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that the Company holds. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements.

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of June 30, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment
Bonterra, LLC (2)	Delayed Draw Term Loan	3/5/2027	$6,734
Bonterra, LLC (3)	Revolver	3/5/2032	5,299
BVI Medical Inc. (2)	Delayed Draw Term Loan	9/7/2027	2,952
BVI Medical Inc. (3)	Revolver	3/8/2032	5,482
Landscape Workshop	Delayed Draw Term Loan	5/16/2027	22,293
Landscape Workshop (3)	Revolver	5/16/2031	12,004
Rightworks, LLC (3)	Revolver	5/21/2029	1,863
Total			$56,627
(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.

(2) Investment pays 1.00% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.

(3) Investment pays 0.50% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.

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

Note 8. Equity

Pursuant to a purchase and contribution agreement, CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since the commencement of operations on February 13, 2025 and through June 30, 2025, CCS IX Holdings, L.P. has contributed an aggregate of $285,000.

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except unit and per unit data):

For the Period from February 13, 2025 (Commencement of Operations) through June 30, 2025
Per Unit Data:
Net asset value, beginning of period	$1,000
Net investment income (1)	530,700
Net realized and unrealized gains on investments(1)(2)	77,800
Net increase in net assets resulting from operations	608,500
Capital contributions	28,500,000
Total increase (decrease) in net assets	29,108,500
Net asset value, end of period	29,109,500
Units outstanding, end of period	10
Weighted average units outstanding	10
Total return based on net asset value (3)	60,850%
Ratio/Supplemental Data:
Net assets, end of period	$291,095
Ratio of total expenses (prior to expense support) to average net assets(4)	2.69%
Ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets (4)	1.34%
Ratio of net investment income to average net assets(4)	6.46%
Ratio of interest and credit facility expenses to average net assets (4)	1.35%
Portfolio turnover (5)	0.15%
Asset coverage ratio	183%

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
(4)
Annualized.
(5)
Not annualized.

Note 10. Income Taxes

For the three and six months ended June 30, 2025, the Company recognized $271 of excise taxes related to its status as a RIC. As of June 30, 2025, $271 of accrued excise taxes remained payable.

For the three and six months ended June 30, 2025, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of June 30, 2025 and December 31, 2024, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

As of June 30, 2025
Tax Cost	$286,803
Gross Unrealized Appreciation	$1,335
Gross Unrealized Depreciation	(568)
Net Unrealized Investment Appreciation (Depreciation)	$767

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of and for the period ended June 30, 2025, except as discussed below.

In July 2025, CCS IX Holdings, L.P., an affiliate of the Adviser, contributed $38,600 of additional paid-in capital to the Company in respect of the Common Units held by such entity. No Common Units were issued or sold as part of the transaction.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Quarterly Report. Some of the statements in this section (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of CCS IX Portfolio Holdings, LLC (the “Fund”, “we”, “us”, or “our”). The forward-looking statements contained in this section involve a number of risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed herein.

For a description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investment Valuation, Interest and Dividend Income Recognition, Distributions, and Income Taxes.

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

The Adviser agreed to advance all of our organization expenses on our behalf until the commencement of the Fund's operations. Subsequent to the commencement of operations on February 13, 2025, any such expenses incurred by us, including the reimbursements to the Adviser, will be expensed as incurred subject to the Expense Support and Conditional Reimbursement Agreement between us and the Adviser, dated as of December 31,2024, or the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser. For additional information see Note 3 “Agreements and Related Party Transactions” to the consolidated financial statements.

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

As of June 30, 2025, our asset coverage ratio was 184%.

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2025
Investment Type	Fair Value	Percentage
Unitranche First Lien	$277.6	96.5%
Equity	10.0	3.5
Total Investments	$287.6	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended	For the six months ended
	June 30, 2025	June 30, 2025
New investments at cost:
Unitranche First Lien	$69.0	$276.7
Equity	2.9	10.5
Total Investments	$71.9	$287.2
Proceeds from investments sold or repaid:
Unitranche First Lien	$0.2	$0.4
Total Proceeds	$0.2	$0.4
Net increase (decrease) in portfolio	$71.7	$286.8

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2025, we had no investments on non-accrual status.

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

($ in millions)	As of June 30, 2025
	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio
1	-	-%
2	287.6	100
3	-	-
4	-	-
5	-	-
Total	287.6	100%

RESULTS OF OPERATIONS

Summary Consolidated Statements of Operations

Operating results were as follows:

($ in millions)	For the three months ended June 30, 2025	For the six months ended June 30, 2025
Total investment income	$6.5	$9.1
Total net expenses, including taxes	3.2	3.8
Net investment income	$3.3	$5.3
Net realized gain (loss) on investments	-	-
Net unrealized appreciation (depreciation) on investments and cash equivalents	0.8	0.8
Net realized and unrealized gains (losses)	$0.8	$0.8
Net increase (decrease) in net assets resulting from operations	$4.1	$6.1

Net income can vary substantially from period to period due to various factors, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

For the three and six months ended June 30, 2025, the total investment income was $6.5 million and $9.1 million, and we expect total investment income to continue to increase with the growing portfolio.

For the three and six months ended June 30, 2025, total expenses were $3.0 million and $3.5 million. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

For the three and six months ended June 30, 2025, we recorded net unrealized gains on investments of $0.8 million and $0.8 million.

We commenced operations on February 13, 2025. As a result, we did not have any operations during the three nor six months ended June 30, 2024.

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

During the three and six months ended June 30, 2025, we did not enter into any hedging contracts.

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

As of June 30, 2025, we had $349.3 million in cash and cash equivalents. As of June 30, 2025, our cash and cash equivalents were in excess of our unfunded commitments.

As of June 30, 2025 we were in compliance with our asset coverage requirements under the 1940 Act.

Equity Activity

Pursuant to a purchase and contribution agreement entered into between us and CCS IX Holdings, L.P., CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since our commencement of operations on February 13, 2025 and through June 30, 2025, CCS IX Holdings, L.P. has contributed an aggregate of $285 million.

Secured Borrowings

As of June 30, 2025, we had $316.3 million of secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 4.86% and 4.34% for the three and six months ended June 30, 2025, respectively. The weighted average borrowing outstanding for the three and six months ended June 30, 2025 was $32.1 million and $48.7 million, respectively. We recorded $0.5 million and $0.7 million of interest expense in connection with secured borrowings for the three and six months ended June 30, 2025, respectively.

JPM Funding Facility

	For the three months ended June 30, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$400	$32	$368	$32

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of June 30, 2025 the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended June 30, 2025 was 19.65%. The weighted average debt of the borrowings outstanding for the three months ended June 30, 2025 was $11.9million.

On May 21, 2025, we entered into a Loan and Security Agreement (the “JPM Funding Facility”), among us, as Servicer, CCS IX SPV, LLC, our wholly-owned subsidiary (the “Borrower”), as Borrower, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator, and Securities Intermediary, and JPMorgan Chase Bank, National Association as Administrative Agent. The JPM Funding Facility provides a secured credit facility of $400 million, with a reinvestment period ending May 21, 2028 and a final maturity date of May 21, 2030. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $1 billion. In addition, on May 21, 2025, we, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement (the “Contribution Agreement,” and together with the JPM Funding Facility, the “Borrower Agreements”), pursuant to which we will sell or contribute to the Borrower certain originated or acquired loans and other corporate debt securities and related assets (collectively, the “Loans”) from time to time. We consolidate the Borrower in our consolidated financial statements and no gain or loss is recognized as a result of a sale or contribution.

The obligations of the Borrower under the JPM Funding Facility are secured by substantially all assets of the Borrower, including the Loans. The interest rate charged on the JPM Funding Facility is based on an applicable benchmark (Term SOFR or other applicable benchmark based on the currency of the borrowing) plus a margin of 1.95% (plus 0.1193% in the case of borrowings in British Pounds or 0.0031% in the case of borrowings in Swiss francs), subject to increase from time to time pursuant to the terms of the JPM Funding Facility. In addition, the Borrower will pay, among other fees, an administrative agency fee on the facility commitment and a commitment fee on any undrawn balance. Under the JPM Funding Facility, we and the Borrower, as applicable, have made representations and warranties regarding our businesses, among other things, and are required to comply with various covenants, servicing procedures, reporting requirements and other customary requirements for facilities of this nature. The JPM Funding Facility includes usual and customary events of default for such facilities.

The summary of costs incurred under the JPM Funding Facility is presented below:

(in $ millions)	For the three months ended June 30, 2025

Borrowing interest expense	$0.1
Unused facility fees	0.2
Amortization of financing costs	0.1
Total interest and credit facility expenses	$0.5
Weighted average outstanding balance	$11.9

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our stockholders, we may enter into new debt financing opportunities in addition to our existing debt. The pricing and other terms of any such opportunities would depend upon market conditions and the performance of our business, among other factors.

In accordance with applicable SEC staff guidance and interpretations, with the stockholder approval, we, as a BDC, are now permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the credit facility.

As of June 30, 2025, our asset coverage ratio was 184%. See Note 6 "Debt" to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2025, we had aggregate unfunded commitments totaling $56.6 million. See Note 7 to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

In July 2025, CCS IX Holdings, L.P., an affiliate of the Adviser, contributed $38.6 million of additional paid-in capital to the Company in respect of the Common Units held by such entity. No Common Units were issued or sold as part of the transaction.

On August 6, 2025, we entered into a First Amendment (the "Amendment") to our Second Amended and Restated Limited Liability Company Agreement (the "LLCA"). The purpose of the Amendment was to revise the "Submission to Jurisdiction; Venue; Waiver of Jury Trial" provisions of the LLCA to provide, among other things, that unless we agree in writing, legal actions or proceedings with respect to the LLCA must be brought in the state courts of the State of Delaware, or, if no state court located within the State of Delaware has jurisdiction, or with respect to claims made under the U.S. federal securities laws, the federal district court for the District of Delaware, and that by executing and delivering the LLCA, a unitholder submits to the jurisdiction of such courts, waives any objection to the laying of venue in such courts, and agrees not to plead or claim that such court is an inconvenient forum.

As a result of these provisions, a unitholder may not be able to bring a claim in a judicial forum that it finds favorable for disputes with us, which may discourage such lawsuits.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board's valuation designee, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Account Policies” to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

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

As of June 30, 2025, 100% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of June 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 100 basis points	$2.8	$3.5	$(0.7)
Up 75 basis points	2.1	2.6	(0.5)
Up 50 basis points	1.4	1.7	(0.4)
Up 25 basis points	0.7	0.9	(0.2)
Down 25 basis points	(0.7)	(0.9)	0.2
Down 50 basis points	(1.4)	(1.7)	0.4
Down 75 basis points	(2.1)	(2.6)	0.5
Down 100 basis points	(2.8)	(3.5)	0.7

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2025, we had no foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2*	First Amendment to Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of August 6, 2025.*
10.1

Loan and Security Agreement, dated May 21,2025 among CCS IX SPV, LLC, as Borrower, CCS IX Portfolio Holdings, L.P., as Portfolio Manager, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator, and Securities Intermediary, and JP Morgan Chase Bank, National Association as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 27,2025).

10.2

Sale and Contribution Agreement, dated May 21, 2025, between CCS IX Portfolio Holdings, LLC, as seller, and CCS IX SPV, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 27, 2025).

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

3232

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCSIX Portfolio Holdings, LLC.

Date: August 14, 2025	By:	/s/ Ray Barrios
Ray Barrios
Co-Chief Executive Officer

Date:August 14, 2025	By:	/s/ Kimberly Grant
Kimberly Grant
Co-Chief Executive Officer

Date: August 14, 2025	By:	/s/ Justin Vandenberg
Justin Vandenberg
Chief Financial Officer