Form 10-Q
period 2025-09-30
CCS IX Portfolio Holdings, LLC
filed 2025-11-14
CIK 2017636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

The number of units of the Registrant’s common units outstanding at November 14, 2025 was 10.

111

CCS IX Portfolio Holdings, LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2025

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except for per unit data)

	As of September 30, 2025 (Unaudited)	As of December 31, 2024

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $432,887)	$432,545	$-
Cash and cash equivalents	525,560	10
Interest receivable	171	-
Total assets	$958,276	$10

Liabilities
Secured borrowings (net of deferred financing costs of $278 and $0, respectively)	493,616	-
Debt (net of deferred financing costs of $4,369 and $0, respectively)	86,831	-
Interest and other debt financing costs payable	1,913	-
Management fees payable	204	-
Accrued expenses and other liabilities	587	-
Total liabilities	583,151	-

Commitments and Contingencies (Note 7)
Net assets
Common Units, no par value; (10 units issued, authorized and outstanding)	363,930	10
Accumulated earnings (loss)	11,195	-
Total net assets	375,125	10
Total liabilities and net assets	$958,276	$10
Net asset value per unit	$37,512,500	$1,000

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Operations
(in thousands, except for unit and per unit data)
(Unaudited)

	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$8,480	$16,487
Paid-in-kind interest	880	1,973
Total investment income	9,360	18,460

Expenses:
Interest and other debt financing costs	2,541	3,707
Organizational costs	55	298
Management fees	204	396
Professional fees	77	201
Directors’ fees	24	101
Other general and administrative expenses	275	794
Total expenses	3,176	5,497
Recoupment (support) payments to (by) the Adviser (Note 3)	-	1,201
Net expenses	3,176	6,698
Net investment income before taxes	6,184	11,762
Provision (benefit) for excise taxes	(54)	217
Net investment income	6,238	11,545
Net realized and unrealized gains (losses) on investments and cash equivalents:
Net realized gain (loss) on:
Cash equivalents	4	(1)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	(1,109)	(342)
Cash equivalents	(23)	(7)
Net realized and unrealized gains (losses) on investments and cash equivalents	(1,128)	(350)
Net increase in net assets resulting from operations	$5,110	$11,195

Per common unit data:
Net increase in net assets resulting from operations per unit (basic and diluted):	$511,000	$1,119,500
Net investment income per unit (basic and diluted):	$623,800	$1,154,500
Weighted average units outstanding (basic and diluted):	10	10

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit data)
(Unaudited)

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	10	$285,010	$6,085	$291,095
Net increase in net assets resulting from operations:
Net investment income	-	-	6,238	6,238
Net realized gain (loss)		-	4	4
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(1,132)	(1,132)
Capital contributions	-	78,920	-	78,920
Total increase for the three months ended September 30, 2025	-	$78,920	$5,110	$84,030
Balance at September 30, 2025	10	$363,930	$11,195	$375,125

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	10	$10	$-	$10
Net increase in net assets resulting from operations:
Net investment income	-	-	11,545	11,545
Net realized gain (loss)	-	-	(1)	(1)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(349)	(349)
Capital contributions	-	363,920	-	363,920
Total increase for the nine months ended September 30, 2025	-	$363,920	$11,195	$375,115
Balance at September 30, 2025	10	$363,930	$11,195	$375,125

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statement of Cash Flows
(in thousands)
(Unaudited)

For the nine months ended September 30, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$11,195
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(432,903)
Amortization of premium and accretion of discount, net	(163)
Proceeds from sales of investments or principal repayments	2,143
Paid-in-kind interest income	(1,965)
Net realized (gain) loss on cash equivalents	1
Net change in unrealized (appreciation) depreciation on investments	342
Amortization of deferred financing costs	662
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(171)
Increase (decrease) in interest and other debt financing costs payable	1,913
Increase (decrease) in management fees payable	204
Increase (decrease) in accrued expenses and other liabilities	587
Net cash provided by (used for) operating activities	$(418,155)

Cash flows from financing activities:
Capital contributions	363,920
Secured borrowings	493,894
Borrowings on credit facility	91,200
Deferred financing and debt issuance costs paid	(5,309)
Net cash provided by (used for) financing activities	943,705
Net increase (decrease) in cash and cash equivalents	525,550
Cash and cash equivalents, beginning of period	10
Cash and cash equivalents, end of period	$525,560

See accompanying notes

CCS IX Portfolio Holdings, LLC Consolidated Schedule of Investments September 30, 2025 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Investments										(1)(2)(3)(4)
Debt Investments
United States
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			7/26/2032	$-	$(138)	(0.1)%	$(289)	(5)(6)
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Revolver			7/26/2032	-	(94)	0.0	(96)	(5)(6)
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 500, 75 Floor	9.00%	7/26/2032	80,983	80,173	21.4	80,173	(7)
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan			3/5/2032	-	(15)	0.0	(67)	(5)(6)
Bonterra, LLC	Software and Services	Unitranche First Lien Revolver	S+ 500, 75 Floor	9.00%	3/5/2032	1,010	979	0.3	943	(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 500, 75 Floor	9.00%	3/5/2032	62,134	61,864	16.4	61,512	(7)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			3/8/2032	-	(20)	0.0	-	(5)(6)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver			3/8/2032	-	(76)	0.0	(45)	(5)(6)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 625 (500 PIK), 75 Floor	10.41%	3/8/2032	69,439	68,493	18.5	69,439	(7)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			9/29/2032	-	(89)	0.0	(177)	(5)(6)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver			9/29/2032	-	(83)	0.0	(83)	(5)(6)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 475, 100 Floor	8.74%	9/29/2032	43,701	43,264	11.5	43,264	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500, 75 Floor	9.00%	5/17/2032	68,595	67,928	18.4	68,839	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500, 75 Floor	9.00%	5/17/2032	7,384	7,243	2.0	7,464	(5)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Revolver	S+ 500, 75 Floor	9.00%	5/16/2031	1,372	1,259	0.4	1,372	(5)
Rightworks, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 500, 100 Floor	9.16%	5/21/2029	76,505	76,505	20.4	76,505	(7)
Rightworks, LLC	Software and Services	Unitranche First Lien Revolver	S+ 500, 100 Floor	9.16%	5/21/2029	1,079	1,079	0.3	1,079	(5)
Total Debt Investments							$408,272	109.5	$409,833

Equity Investments
United States
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Common Stock				88,504	$89	0.0	$89
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Preferred Stock				8,762	8,762	2.3	8,762
BVI Medical Inc.	Healthcare Equipment and Services	Common Stock				5,690	7,591	1.5	5,688
Headlands Buyer, Inc.	Healthcare Equipment and Services	Common Stock				531,496	5,315	1.4	5,315
Landscape Workshop	Commercial and Professional Services	Common Stock				2,858,108	2,858	0.8	2,858
Total Equity Investments							$24,615	6.0	$22,712

Total Investments							$432,887	115.5%	$432,545

Cash Equivalents

Goldman Sachs FS Government Fund - Institutional Class		Cash Equivalents					$24,630	6.6	$24,630
US Treasury Bill		Cash Equivalents		4.00%	10/14/2025	500,000	499,277	133.1	499,270
Total Cash Equivalents							$523,907	139.7%	$523,900
Total Investments and Cash Equivalents							$956,794	255.2%	$956,445

See accompanying notes

*The majority of the debt investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor, which is disclosed in the Schedule of Investments. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $375,125 as of September 30, 2025.

	Tenor
Reference Rate	1 month	3 month	6 Month	12 Month
SOFR (“S”)	4.13%	3.98%	3.85%	3.66%
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
(4)
Unless otherwise indicated, the Company’s portfolio companies are not pledged as collateral supporting the amounts outstanding under the JPM Funding Facility (as defined below). See Note 6 “Debt.”
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

September 30, 2025 (Unaudited)

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

On August 14, 2024, CCS IX Holdings, L.P., an affiliate of the Adviser, purchased 10 common units of the Company for $10 (the "Common Units"), or $1,000 per unit. The Company commenced operations on February 13, 2025 after receiving a capital contribution. See Note 8 "Equity" for further details.

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

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method. See Note 6 "Debt" for details.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, we had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company's organization. Costs associated with the organization of the Company are expensed as incurred. For the three and nine months ended September 30, 2025, the Company accrued organization expenses of $55 and $298 respectively which are included in organizational costs on the Consolidated Statements of Operations.

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

As of September 30, 2025, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2024.

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

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. The Company is currently evaluating the impact of adopting ASU No. 2023-09.

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

For the three and nine months ended September 30, 2025, the Company incurred administrative services expenses of $131 and $450 respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of September 30, 2025, $131 was payable to the Administrator, which are included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

The Company commenced operations on February 13, 2025 and began accruing the base management fee as a result. For the three months ended September 30, 2025 and for the period from February 13, 2025 (commencement of operations) through September 30, 2025, the Company incurred management fees of $204 and $396 respectively, of which $204 was payable to the Adviser as of September 30, 2025.

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

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Unitranche First Lien	$408,272	$409,833	$1,561
Equity	24,615	22,712	(1,903)
Total Investments	$432,887	$432,545	$(342)

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2025	Percentage of Fair Value
Commercial and Professional Services	$80,533	18.6%
Software and Services	139,972	32.4
Healthcare Equipment and Services	212,040	49.0
Total Investments	$432,545	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2025	Percentage of Fair Value
United States	$432,545	100.0%
Total Investments	$432,545	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Unitranche First Lien	—	—	409,833	409,833
Equity	—	—	22,712	22,712
Total Investments	$—	$—	$432,545	$432,545

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2025, based off of the fair value hierarchy as of September 30, 2025 ($ in thousands):

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2024	$-	$-	$-
Amortized discounts/premiums	163	-	163
Paid in-kind interest	1,964	-	1,964
Net change in unrealized appreciation (depreciation)	1,561	(1,903)	(342)
Purchases of investments	408,288	24,615	432,903
Sales/principal repayments/paydowns	(2,143)	-	(2,143)
Balance as of September 30, 2025	$409,833	$22,712	$432,545
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$1,561	$(1,903)	$(342)

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for Unitranche First Lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$217,647	Discounted Cash Flow	Discount Rate	9.3%		-	9.4%		(9.4%)
	69,394	Broker Quoted	Broker Quote				N/A
	122,792	Transactions Precedent	Transaction Price				N/A
	$409,833
Equity	$8,546	Enterprise Value	Comparable EBITDA Multiple	13.5	x	-	18.5	x	(16.8x)
	14,166	Transactions Precedent	Transaction Price				N/A
	$22,712
Total	$432,545

Note 6. Debt

Secured Borrowings

As of September 30, 2025, the Company had $493,894 of secured borrowings outstanding. The Company's secured borrowings bore interest at a weighted average rate of 4.80% and 4.54% for the three and nine months ended September 30, 2025, respectively. The weighted average borrowing outstanding for the three and nine months ended September 30, 2025 was $55,191 and $52,231, respectively. The Company recorded $860 and $1,599 of interest expense in connection with secured borrowings for the three and nine months ended September 30, 2025, respectively.

Costs incurred in connection with obtaining the secured borrowings were recorded as deferred financing costs and are being amortized over the life of the secured borrowings on a straight-line basis. As of September 30, 2025, deferred financing costs related to the secured borrowings were $278 and were netted against secured borrowings on the Consolidated Statements of Assets and Liabilities.

The Company's secured borrowings are secured by debt securities issued by the US government with a maturity date of less than one year.

JPM Funding Facility

Debt consisted of the following (in thousands):

	As of September 30, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$400,000	$91,200	$308,800	$91,200

(1)The amount available is subject to any limitations related to the credit facility borrowing base.

(2)The amount presented excludes netting of deferred financing costs.

(3)As of September 30, 2025 the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

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

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of September 30, 2025, deferred financing costs related to the JPM Funding Facility were $4,369 and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred under the JPM Funding Facility were as follows:

(in $ thousands)	For the three months ended September 30, 2025	For the nine months ended September 30, 2025

Borrowing interest expense	$856	$941
Unused facility fees	581	824
Amortization of financing costs	244	343
Total interest and credit facility expenses	$1,681	$2,108
Weighted average outstanding balance	$53,695	$40,819

The weighted average interest rate of the aggregate borrowings outstanding for the three and nine months ended September 30, 2025 was 7.66% and 8.74% respectively. The weighted average debt of the borrowings outstanding for the three and nine months ended September 30, 2025 was $53,695 and $40,819 respectively.

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of September 30, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment
Arrow Management Acquisition, LLC	Delayed Draw Term Loan	7/26/2027	$28,922
Arrow Management Acquisition, LLC (2)	Revolver	7/26/2032	9,641
Bonterra, LLC (3)	Delayed Draw Term Loan	3/5/2027	6,734
Bonterra, LLC (2)	Revolver	3/5/2032	5,724
BVI Medical Inc. (3)	Delayed Draw Term Loan	9/7/2027	2,952
BVI Medical Inc. (2)	Revolver	3/8/2032	5,482
Headlands Buyer, Inc. (2)	Delayed Draw Term Loan	9/29/2027	17,717
Headlands Buyer, Inc. (2)	Revolver	9/29/2032	8,268
Landscape Workshop (3)	Delayed Draw Term Loan	5/17/2027	14,909
Landscape Workshop (2)	Revolver	5/16/2031	10,632
Rightworks, LLC (2)	Revolver	5/21/2029	1,863
Total			$112,844
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

(3) Investment pays 1.00% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.

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

Note 8. Equity

Pursuant to a purchase and contribution agreement, CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since the commencement of operations on February 13, 2025 and through September 30, 2025, CCS IX Holdings, L.P. has contributed an aggregate of $363,920.

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except unit and per unit data):

For the Period from February 13, 2025 (Commencement of Operations) through September 30, 2025
Per Unit Data:
Net asset value, beginning of period	$1,000
Net investment income (1)	1,154,500
Net realized and unrealized gains on investments(1)(2)	(35,000)
Net increase in net assets resulting from operations	1,119,500
Capital contributions	36,392,000
Total increase (decrease) in net assets	37,511,500
Net asset value, end of period	37,512,500
Units outstanding, end of period	10
Weighted average units outstanding	10
Total return based on net asset value (3)	111,950%
Ratio/Supplemental Data:
Net assets, end of period	$375,125
Ratio of total expenses (prior to expense support) to average net assets(4)	3.26%
Ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets (4)	1.06%
Ratio of net investment income to average net assets(4)	6.97%
Ratio of interest and credit facility expenses to average net assets (4)	2.20%
Portfolio turnover (5)	0.69%
Asset coverage ratio	164%

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
(4)
Annualized.
(5)
Not annualized.

Note 10. Income Taxes

For the three and nine months ended September 30, 2025, the Company accrued $(54) and $217 of excise taxes related to its status as a RIC. As of September 30, 2025, $217 of accrued excise taxes remained payable.

For the three and nine months ended September 30, 2025, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of September 30, 2025 and December 31, 2024, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

As of September 30, 2025
Tax Cost	$956,794
Gross Unrealized Appreciation	$2,242
Gross Unrealized Depreciation	(2,591)
Net Unrealized Investment Appreciation (Depreciation)	$(349)

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of and for the period ended September 30, 2025, except as discussed below.

On October 10, 2025 the Board declared a cash dividend of $760,000 per unit, which was paid on October 14, 2025 to the unitholder of record as of October 10, 2025.

On November 13, 2025, the Company entered into a Second Amendment to its Second Amended and Restated Limited Liability Company Agreement in order to clarify that the Board intends to authorize and declare distributions from time to time when the Board finds such distributions to be in the best interests of the Company and its Members, rather than on a monthly basis.

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

As of September 30, 2025, our asset coverage ratio was 164%.

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2025
Investment Type	Fair Value	Percentage
Unitranche First Lien	$409.8	94.8%
Equity	22.7	5.2
Total Investments	$432.5	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended	For the nine months ended
	September 30, 2025	September 30, 2025
New investments at cost:
Unitranche First Lien	$133.7	$410.4
Equity	14.2	24.7
Total Investments	$147.9	$435.1
Proceeds from investments sold or repaid:
Unitranche First Lien	$1.8	$2.2
Total Proceeds	$1.8	$2.2
Net increase (decrease) in portfolio	$146.1	$432.9

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2025, we had no investments on non-accrual status.

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

($ in millions)	As of September 30, 2025
	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio
1	-	-%
2	432.5	100
3	-	-
4	-	-
5	-	-
Total	432.5	100%

RESULTS OF OPERATIONS

Summary Consolidated Statements of Operations

Operating results were as follows:

($ in millions)	For the three months ended September 30, 2025	For the nine months ended September 30, 2025
Total investment income	$9.4	$18.5
Total net expenses, including taxes	3.1	6.9
Net investment income	$6.2	$11.6
Net realized gain (loss) on investments	-	-
Net unrealized appreciation (depreciation) on investments and cash equivalents	(1.1)	(0.4)
Net realized and unrealized gains (losses)	$(1.1)	$(0.4)
Net increase (decrease) in net assets resulting from operations	$5.1	$11.2

Net income can vary substantially from period to period due to various factors, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

For the three and nine months ended September 30, 2025, the total investment income was $9.4 million and $18.5 million respectively. We expect total investment income to continue to increase with the growing portfolio.

For the three and nine months ended September 30, 2025, total expenses were $3.1 million and $6.9 million respectively. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

For the three and nine months ended September 30, 2025, we recorded net unrealized gains on investments of $(1.1)million and $(0.4) million respectively.

We commenced operations on February 13, 2025. As a result, we did not have any operations during the three nor nine months ended September 30, 2024.

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

During the three and nine months ended September 30, 2025, we did not enter into any hedging contracts.

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

As of September 30, 2025, we had $525.6 million in cash and cash equivalents. As of September 30, 2025, our cash and cash equivalents were in excess of our unfunded commitments.

As of September 30, 2025 we were in compliance with our asset coverage requirements under the 1940 Act.

Equity Activity

Pursuant to a purchase and contribution agreement entered into between us and CCS IX Holdings, L.P., CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since our commencement of operations on February 13, 2025 and through September 30, 2025, CCS IX Holdings, L.P. has contributed an aggregate of $363.9 million.

Secured Borrowings

As of September 30, 2025, we had $493.9 million of secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 4.80% and 4.54% for the three and nine months ended September 30, 2025, respectively. The weighted average borrowing outstanding for the three and nine months ended September 30, 2025 was $55.2 million and $52.2 million, respectively. We recorded $0.9 million and $1.6 million of interest expense in connection with secured borrowings for the three and nine months ended September 30, 2025, respectively.

JPM Funding Facility

	As of September 30, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$400	$91	$309	$91

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of September 30, 2025 the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three months and nine months ended September 30, 2025 was 7.66% and 8.74% respectively. The weighted average debt of the borrowings outstanding for the three and nine months ended September 30, 2025 was $53.7 and $40.8 million respectively.

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

The summary of costs incurred under the JPM Funding Facility is presented below:

(in $ millions)	For the three months ended September 30, 2025	For the nine months ended September 30, 2025

Borrowing interest expense	$0.9	$0.9
Unused facility fees	0.6	0.8
Amortization of financing costs	0.2	0.3
Total interest and credit facility expenses	$1.8	$2.2
Weighted average outstanding balance	$53.7	$40.8

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

We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. "Debt" to our consolidated financial statements for more detail on the credit facility.

As of September 30, 2025, our asset coverage ratio was 164%. See Note 6 "Debt" to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2025, we had aggregate unfunded commitments totaling $112.8 million. See Note 7 "Commitments and Contingencies" to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On October 10, 2025 the Company's Board of Directors declared a cash dividend of $760,000 per unit, which was paid on October 13, 2025 to the unitholder of record as of October 10, 2025.

On November 13, 2025, we entered into a Second Amendment to our Second Amended and Restated Limited Liability Company Agreement to clarify that our Board of Directors intends to authorize and declare distributions from time to time, when it finds such distributions to be in the best interests of the Company and its Members, rather than on a monthly basis.

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

As of September 30, 2025, 100% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statement of Assets and Liabilities as of September 30, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 100 basis points	$4.1	$5.9	$(1.7)
Up 75 basis points	3.1	4.4	(1.3)
Up 50 basis points	2.1	2.9	(0.9)
Up 25 basis points	1.0	1.5	(0.4)
Down 25 basis points	(1.0)	(1.5)	0.4
Down 50 basis points	(2.1)	(2.9)	0.9
Down 75 basis points	(3.1)	(4.4)	1.3
Down 100 basis points	(4.1)	(5.9)	1.7

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2025, we had no foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2025 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. OTHER INFORMATION

None.

Item 6. EXHIBITS

The following documents are filed as part of this Quarterly Report:

Exhibit Number	Description
3.1	Certificate of Formation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration statement on Form 10 (File No.000-56718), filed on February 14, 2025).
3.2	Certificate of Amendment to Certificate of Formation (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form 10 (File No.000-56718), filed on August 14, 2025).
3.3

Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of February 2025 (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56718), filed on February 14, 2025).

3.4

First Amendment to Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of August 6, 2025 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (file No. 000-56718) Filed on August 14, 2025).

3.5*	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 13, 2025.*
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCS IX Portfolio Holdings, LLC

Date:November 14, 2025	By:	/s/ Ray Barrios
Ray Barrios
Co-Chief Executive Officer

Date:November 14, 2025	By:	/s/ Kimberly Grant
Kimberly Grant
Co-Chief Executive Officer

Date: November 14, 2025	By:	/s/ Justin Vandenberg
Justin Vandenberg
Chief Financial Officer