Form 10-K
period 2025-12-31
CCS IX Portfolio Holdings, LLC
filed 2026-03-06
CIK 2017636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56718

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

As of December 31, 2025, there was no established public market for the Registrant’s common units, (“Common Units”).

The number of the Registrant’s common units outstanding at March 6, 2026 was 10.

CCS IX Portfolio Holdings, LLC

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements included in this annual report on Form 10-K (this “Annual Report”) constitute forward-looking statements, which relate to future events or our future performance or financial condition. These forward-looking statements are not historical facts, but rather are based on current expectations, estimates and projections about us, our current or prospective portfolio investments, our industry, our beliefs, and our assumptions. We believe that it is important to communicate our future expectations to our investors. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates,” “would,” “will,” “should,” “targets,” “projects,” and variations of these words and similar expressions identify forward-looking statements, although not all forward-looking statements include these words. These statements are not guarantees of future performance and are subject to risks, uncertainties, and other factors, some of which are beyond our control and are difficult to predict, that could cause actual results to differ materially from those expressed or forecasted in the forward-looking statements.

The following factors provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. The occurrence of the events described in these risk factors could have a material adverse effect on our business, results of operation and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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
•
our ability to qualify and maintain our qualifications as a BDC and as a regulated investment company ("RIC") under the Internal Revenue Code of 1986, as amended (the "Code");
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under "Item 1A. Risk Factors".

Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, any of the assumptions could prove to be inaccurate, and as a result, forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

SUMMARY OF RISK FACTORS

The following is only a summary of the principal risks that may materially adversely affect our business, financial condition, results of operations and cash flows. The following should be read in conjunction with the more complete discussion of the risk factors we face, which are set forth in the section titled “Item 1A. Risk Factors” in this report.

Some of the more significant risks relating to our business, our private offering and an investment in our Common Units include:

•
We are dependent on key personnel of Crescent.
•
The Adviser has limited liability and is entitled to indemnification under the Investment Advisory and Management Agreement.
•
Conflicts of interest may be created by the valuation process for certain portfolio holdings.
•
We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.
•
Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.
•
Regulations governing our operation as a BDC affect our ability to, and the way in which we may, raise additional capital.
•
We will be subject to corporate level income tax if we are unable to qualify as a RIC.
•
We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.
•
Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.
•
We are and may be subject to restrictions under any future credit or other borrowing facility that could adversely impact our business.
•
Investors in our Common Units may not receive dividends, or our dividends may not grow over time.
•
The majority of our portfolio investments will be recorded at fair value as determined in good faith by the Adviser as Valuation Designation subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.
•
New or modified laws or regulations governing our operations may adversely affect our business.
•
Legislative or other actions relating to taxes could have a negative effect on us.
•
The lack of liquidity in our investments may adversely affect our business.
•
Price declines and illiquidity in corporate debt markets may adversely affect the fair value of our portfolio investments, reducing NAV through increased net unrealized depreciation.
•
Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interest rates may make it more difficult for portfolio companies to make periodic payments on their loans.
•
Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.
•
We typically invest in middle-market companies, which involves higher risk than investments in large companies.
•
Our investments in technology are subject to many risks, including volatility, intense competition, shortened product life cycles, litigation risk and periodic downturn.

PART I

In this Annual Report, except where the context suggests otherwise, the terms “we,” “us,” “our,” “the Fund,” and “the Company” refer to CCS IX Portfolio Holdings, LLC. The terms “Adviser” or “Crescent” refers to Crescent Capital Group LP. The terms “Administrator” and “our administrator” refers to CCAP Administration, LLC.

ITEM 1. BUSINESS

General

We are a Delaware limited liability company formed on March 12, 2024. We are structured as an externally managed specialty finance company focused on lending to middle market companies. We elected to be regulated as a BDC under the 1940 Act on December 31, 2024. In addition, we intend to elect to be treated for U.S. federal income tax purposes as a RIC under Subchapter M of the Code.

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
•

The Adviser’s firm-wide investment philosophy focuses on principal preservation and credit-oriented due diligence. The Adviser anticipates that the Company will act as the sole, lead or investor in the majority of its transactions and will seek to minimize downside risk to the Company’s investments through carefully constructed capital structures with meaningful equity as a percentage of total capital, and protective covenants and terms.

The Adviser directs and executes our investment operations and capital raising activities subject to oversight from our board of directors (the “Board”), which sets our broad policies. The Board has delegated investment management of our investment assets to the Adviser. The Board consists of five directors, three of whom are independent.

From time to time, we may form subsidiaries to facilitate the normal course of business if the Adviser determines that for legal, tax, regulatory, accounting or other similar reasons it is in our best interest to do so. The term “subsidiary” includes entities wholly owned by the Company and entities that engage in investment activities in securities or other assets over which the Company has sole majority control. We do not currently intend to create or acquire any entity that primarily engages in investment activities in securities or other assets that is not wholly owned by the Company or over which the Company does not have sole majority control. In this regard, we may form wholly-owned subsidiaries that are structured as tax blockers, to hold equity or equity-like investments in portfolio companies organized as limited liability companies or other forms of entities. These tax-blocker subsidiaries will not be consolidated for income tax purposes and may incur income tax expense as a result of their ownership of portfolio companies. The Company will disclose the principal investment strategies and principal risks of any of its subsidiaries in its future SEC filings to the extent such investment strategies and risks differ from those of the Company. With respect to any wholly owned subsidiary of the Company, the Company will comply with the provisions of the 1940 Act governing capital structure and leverage on an aggregate basis with such subsidiary. In addition, any investment adviser to such subsidiaries will comply with the provisions of the 1940 Act relating to investment advisory contracts as an investment adviser to any such subsidiary under Section 2(a)(20) of the 1940 Act. Any such subsidiary will also comply with the provisions relating to affiliated transactions and custody under the 1940 Act. The Company will identify the custodian to any of its subsidiaries in its future SEC filings to the extent that such custodian does not also serve as the Company’s custodian.

We may borrow money from time to time within the levels permitted by the 1940 Act (up to 150% of asset coverage requirement). In determining whether to borrow money, we analyze the maturity, covenant package and rate structure of the proposed borrowings as well as the risks of such borrowings compared to our investment outlook. The use of borrowed funds or the proceeds of preferred unit offerings to make investments would have its own specific set of benefits and risks, and all of the costs of borrowing funds or issuing preferred units would be borne by holders of our Common Units.

We have sold common units in a private placement of securities with the initial closing occurring on August 14, 2024. The sale of our common units was being made pursuant to a contribution agreement pursuant to which an investor has agreed to contribute capital to us in such times and amounts as may be mutually agreed.

The issuance of the common units is exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof and Regulation D thereunder. We relied, in part, upon representations from the unitholder in the contribution agreement that each investor was an accredited investor as defined in Regulation D under the Securities Act.

The Adviser

Crescent Capital Corporation, a predecessor to the business of Crescent, was formed in 1991 by Mark Attanasio and Jean-Marc Chapus as an asset management firm specializing in below-investment grade debt securities. In 1995, Crescent Capital Corporation was acquired by The TCW Group, Inc. (“TCW”) and rebranded as TCW’s Leveraged Finance Group. On January 1, 2011, Messrs. Attanasio and Chapus, along with the entire investment team, spun out of TCW and formed Crescent, an employee-owned, registered investment adviser. Crescent is a global credit investment manager with over $50 billion of assets under management. With its headquarters in Los Angeles, Crescent has over 200 employees based in five offices in the U.S. and Europe. Crescent’s Operating Committee, consisting of Messrs. Attanasio and Chapus and other senior officers of Crescent, oversees all of Crescent’s operations. On January 5, 2021, Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”) acquired a majority interest in Crescent (the “Sun Life Transaction”). As a result of the Sun Life Transaction, Crescent became a part of SLC Management, the institutional alternatives and traditional asset management business of Sun Life.

Investment Strategy

The Company will pursue a well-defined investment strategy based upon in-depth evaluations of the credit fundamentals of issuers, with an emphasis on principal preservation (i.e., an issuer’s ability to service its debt and maintain cash flow generation) and limiting volatility, while generating current income and meaningful long-term capital gains. The Company will primarily seek to invest alongside private equity sponsors in privately negotiated senior secured debt, with the ability to invest in junior credit. These investments are expected to be made in connection with a variety of leveraged transactions, generally consisting of leveraged buyouts, and also including refinancings, recapitalizations, project financings and later-stage growth financings. The Adviser anticipates that the Company will act as the sole lead, co-lead or largest investor in the majority of its investments, generally investing between $75 million and $200 million per transaction.

Due to the inherent risk of leveraged transactions, the Company intends to continue to invest with proven private equity sponsors and management groups. The Adviser’s strategy of targeting equity sponsor-controlled companies seeks to: provide a consistent robust source of transaction opportunities; align the objectives and exit horizons of the equity holders with those of the Company; broaden the resources available to portfolio company management teams; provide board of directors oversight and professional equity; and provide the Adviser with an opportunity to capitalize on the incremental investment expertise of seasoned private equity professionals.

Providing direct financing to private equity sponsors and borrowers is an important component of the Adviser’s strategy, and Crescent believes that it adds meaningful benefits. By interacting directly with borrowers, Crescent believes that it is able to achieve better access to information when compared to syndicated market participants, both for investment due diligence purposes and for ongoing portfolio monitoring, which should help provide for better credit decision making. In addition, given its focus on leading and originating transactions, Crescent believes that it will be able to better control the debt structures and tranches of borrowers and negotiate better economics compared to syndicated debt transactions. Direct financing can also provide for opportunities to build stronger and deeper relationships with portfolio companies and private equity sponsors, further enhancing long-term sourcing opportunities.

As part of its strategy, the Company will primarily target core middle-market companies with strong business fundamentals (including companies with leading competitive positions within well-defined markets, sustained profitability, predictable cash flows, talented management and sound managerial controls). By seeking to target core middle-market companies with EBITDA generally ranging from $50 million to $200 million, Crescent believes it will be able to create a differentiated portfolio compared to other managers. Crescent believes that the core middle market is a less competitive and underserved segment of the direct lending market, as large competitors have moved to replace the syndicated credit markets. These core borrowers also tend to be stable companies, with larger and more diversified revenue streams and geographies, and more established market positions and operating history across economic cycles than lower middle-market borrowers.

The Company will seek to create a portfolio of diversified investments across various industries as a method to manage risk. The Company will endeavor to invest across several less-cyclical industries, generally characterized by strong barriers to entry, stable growth and sustainable profitability. The Company does not expect to have any direct investments in the energy or real estate sectors.

The Company will focus on U.S.-based companies with the ability to selectively invest in high-quality investments – focused primarily on Canada, the more developed markets of Western Europe and the Asia-Pacific region. In order to mitigate the effect of foreign currency translation, the Company will be permitted to hedge its dollar denominated investments by borrowings denominated in that particular foreign currency. As part of the Company’s strategy to diversify its investments and mitigate risks, the Company may allocate a portion of its resources to various asset classes, including floating rate debt, illiquid loans and securities, unrated, high-yield, or junk debt, collateralized loan obligations (CLOs), covenant-lite loans, first-lien senior secured loans, unitranche loans, syndicated loans, and debt of leveraged companies.

Crescent believes that its investment strategy is distinguished by the combination of a consistent, research-driven investment process and the breadth and diversity of its principals’ experience. Through its disciplined investment approach, appropriate transaction structuring, covenants and enhanced reporting rights (such as monthly financials, board representation or observation rights), the Company will endeavor to produce attractive returns for its investors while providing critical capital to issuers.

Investment Decision Process

Over the years, Crescent has designed its investment process to seek investments which it believes have the most attractive risk/reward characteristics. The process involves multiple levels of review and is coordinated in an effort to identify risks in potential investments. Depending on the type of investment and the borrower, Crescent may apply all or some of these levels of review, in its discretion. Based upon a favorable outcome of the diligence process described below, Crescent’s investment committee will make a final decision on such investment and such investment will only be funded after approval by Crescent’s investment committee.

Private Credit Originations: New private credit investment opportunities are initially reviewed by a Crescent senior investment professional to determine whether additional consideration is warranted. Factors influencing this decision include fundamental business considerations, including borrower industry, borrower financial leverage and cash flows and quality of management as well as private equity sponsor involvement (if any). In the event of an initial positive review, potential investments are further reviewed with senior and junior investment professionals. If the team agrees on the fundamental attractiveness of the investment, the review phase proceeds with preliminary due diligence and financial analyses. At this point, Crescent utilizes its credit analysis methodology to outline credit and operating statistics and identify key business characteristics and risks through available diligence materials in addition to dialogue with company management and the proposed private equity sponsor (if any). Following this analysis, Crescent considers an initial structure and pricing proposal for the investment and preliminarily informs the broader investment team of such proposal.

After satisfactory preliminary analysis and review, further due diligence continues, including completion of credit analysis, on-site due diligence (if deemed necessary), visits and meetings with management, and could include consultation with third-party experts. The credit analysis is a detailed, bottom-up analysis on the proposed portfolio company that generally includes an assessment of its industry, market, competition, products, services, management and the equity sponsor or owner. Detailed financial analysis is also performed at this stage with a focus on historical financial results. Projected financial information developed by the proposed portfolio company is analyzed and sensitized based upon the portfolio company’s historical results and assessment of the portfolio company’s future prospects. The sensitivity analysis highlights the variability of revenues and earnings, “worst case” debt service coverage and available sources of liquidity. As part of the overall evaluation, comparisons are made to similar companies to help assess a portfolio company’s asset and enterprise value coverage of debt, interest servicing capacity and competitive strength within its industry and market. Additionally during this stage, Crescent typically works with the management of the proposed portfolio company and its other capital providers to develop the structure of an investment, including negotiating among these parties on how the investment is expected to perform relative to the other forms of capital in its capital structure.

Syndicated Investments: For syndicated investments, Crescent seeks to pursue an investment process based upon evaluation of the credit fundamentals of issuers. The foundation of this process is the “bottom-up” credit research process that Crescent employs across multiple strategies. In selecting investments, Crescent’s investment professionals perform comprehensive analysis of credit worthiness, including an assessment of the business, an evaluation of management, an analysis of business strategy and industry trends, an examination of financial results and projections and a review of the security’s proposed terms. Credit research is a critical component of the investment process. In selecting investments, Crescent’s respective portfolio management teams analyze opportunities with an emphasis on principal preservation (i.e., an issuer’s ability to service its debt and maintain cash flow).

Investment Funding

Upon completion of the investment decision process described above, the investment team working on an investment delivers a memorandum to the Adviser’s investment committee. Once an investment has been approved by the investment committee, the Adviser moves through a series of steps with the respective investment team towards negotiation of final documentation.

Investment Monitoring

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

1.
Involves the least amount of risk relative to cost or amortized cost. Investment performance is above expectations since origination or acquisition. Trends and risk factors are generally favorable, which may include financial performance or a potential exit.
2.
Involves a level of risk that is similar to the risk at the time of origination or acquisition. The investment is generally performing as expected, and the risks around our ability to ultimately recoup the cost of the investment are neutral to favorable relative to the time of origination or acquisition. New investments are generally assigned a rating of 2 at origination or acquisition.
3.
Indicates an investment performing below expectations where the risks around our ability to ultimately recoup the cost of the investment have increased since origination or acquisition. For debt investments, borrowers are more likely than not in compliance with debt covenants and loan payments are generally not past due. An investment rating of 3 requires closer monitoring.
4.
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
5.
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

Private Offering of Common Units

We do not intend to target a quotation or listing of our Common Units on a national securities exchange, including an initial public offering (an “Exchange Listing”). If we choose to pursue some form of liquidity event, such event will be undertaken at the approval of our unitholders.

Investment Advisory and Management Agreement

We entered into an investment advisory and management agreement (the “Investment Advisory and Management Agreement”) with our Adviser on December 31, 2024. Pursuant to the Investment Advisory and Management Agreement, we will pay our Adviser a base management fee for investment advisory and management services. The base management fee is payable quarterly in arrears at an annual rate of 0.25% of the value of the Company’s Contributed Capital (as defined below) based on the average of the Contributed Capital as of the end of the two most recently completed calendar quarters. “Contributed Capital” means the cumulative capital contributions by common unitholders, less (i) cumulative distributions categorized as returned capital and (ii) capital contributions by common unitholders solely to the extent and only for so long as such contributions are used for short-term investments or liquid investments held by the Company on an interim basis for purposes of satisfying certain quarter-end diversification requirements associated with the Company’s status as a RIC. The base management fee for any partial quarter will be appropriately prorated. As a part of the Investment Advisory and Management Agreement, we agree to reimburse the Adviser for certain expenses it incurs on our behalf.

Administration Agreement

On December 31, 2024, we entered into the Administration Agreement with the Administrator. Under the terms of the Administration Agreement, the Administrator provides administrative services. These services include providing office space, equipment and office services, maintaining financial records, preparing reports to unitholders and reports filed with the SEC, and managing the payment of expenses and the performance of administrative and professional services rendered by others. Certain of these services are reimbursable to the Administrator under the terms of the Administration Agreement. In addition, the Administrator is permitted to delegate its duties under the Administration Agreement to affiliates or third parties. To the extent the Administrator outsources any of its functions, we will pay the fees associated with such functions on a direct basis, without incremental profit to the Administrator.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director receives any compensation for his or her services as a director. However, we reimburse the Administrator (or its affiliates) for an allocable portion of the compensation paid by the Administrator or its affiliates to our compliance professionals, legal counsel, and other professionals who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to our business and affairs). The allocable portion of the compensation for these officers and other professionals are included in the administration expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

The Administration Agreement has been approved by our Board. Unless earlier terminated as described below, the Administration Agreement will remain in effect for a period of two years from their effective date and will remain in effect from year to year thereafter if approved annually by (i) the vote of our Board, or by the vote of a majority of our outstanding voting securities, and (ii) the vote of a majority of our independent directors. The Administration Agreement will automatically terminate in the event of assignment. The Administration Agreement may be terminated by either party without penalty upon not less than 60 days’ written notice to the other.

Valuation Procedures

The Company applies Financial Accounting Standards Board ASC 820, Fair Value Measurement (ASC 820), which establishes a framework for measuring fair value in accordance with GAAP and required disclosures of fair value measurements. ASC 820 determines fair value to be the price that would be received for an investment in a current sale, which assumes an orderly transaction between market participants on the measurement date. Market participants are defined as buyers and sellers in the principal or most advantageous market (which may be a hypothetical market) that are independent, knowledgeable, and willing and able to transact. In accordance with ASC 820, we consider our principal market to be the market that has the greatest volume and level of activity. ASC 820 specifies a fair value hierarchy that prioritizes and ranks the level of observability of inputs used in the determination of fair value. In accordance with ASC 820, these levels are summarized below:

Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3—Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

Investments for which market quotations are readily available are typically valued at those market quotations. To validate market quotations, the Adviser utilizes a number of factors to determine if the quotations are representative of fair value, including the source and number of the quotations. With respect to investments for which market quotations are not readily available, or for which market quotations are deemed not reflective of the fair value, the Adviser, as the Board’s valuation designee, determines the fair value of the investments in good faith, based on, among other things, the fair valuation recommendations from investment professionals, the oversight of our Audit Committee and independent third-party valuation firms.

The SEC has adopted Rule 2a-5. Rule 2a-5 establishes requirements for determining fair value in good faith for purposes of the Investment Company Act. Pursuant to Rule 2a-5, the Board has designated the Adviser as valuation designee (the “Valuation Designee”) to perform certain fair value functions, including performing fair value determinations. As required by Rule 2a-5, the Valuation Designee, will provide periodic fair valuation reporting and notifications on our behalf to the Board to facilitate the Board’s oversight duties.

The Adviser, as the Valuation Designee, undertakes a multi-step valuation process under the supervision of the Board, which includes, among other procedures, the following:

•
Each investment is initially valued by the investment professionals responsible for monitoring that investment.
•
The Adviser has established Pricing and Valuations Committees, which are responsible for reviewing and approving the fair valuation recommendations from the investment professionals.
•
The valuations of certain portfolio investments are independently corroborated by third-party valuation firms based on certain criteria including investment size and risk profile.
•
Final valuation determinations and supporting materials are provided to the Board quarterly as part of the Board’s oversight of the Adviser as the valuation designee.

The Company applies the valuation policy approved by the Board that is consistent with ASC 820. Consistent with the valuation policy, the Adviser, in its capacity as the Valuation Designee, evaluates the source of inputs, including any markets in which its investments are trading (or any markets in which securities with similar attributes are trading), in determining fair value. When a security is valued based on prices provided by reputable dealers or pricing services (that is, broker quotes), we subject those prices to various criteria in making the determination as to whether a particular investment would qualify for classification as a Level 2 or Level 3 investment. For example, we review pricing methodologies provided by dealers or pricing services in order to determine if observable market information is being used, versus unobservable inputs. Some additional factors considered include the number of prices obtained as well as an assessment as to their quality. Transfers between levels, if any, are recognized at the beginning of the period in which the transfers occur.

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

Regulation as a BDC

General

We have elected to be regulated as a BDC under the 1940 Act and intend to elect to be treated as a RIC under Subchapter M of the Code. The 1940 Act contains prohibitions and restrictions relating to transactions between BDCs and their affiliates (including any investment advisers), principal underwriters and affiliates of those affiliates or underwriters and requires that a majority of the directors of a BDC be persons other than “interested persons,” as that term is defined in the 1940 Act. In addition, the 1940 Act provides that we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC without the approval of a majority of our outstanding voting securities.

Qualifying Assets

Under the 1940 Act, a BDC may not acquire any asset other than assets of the type listed in Section 55(a) of the 1940 Act, which are referred to as qualifying assets, unless, at the time the acquisition is made, qualifying assets represent at least 70% of the BDC’s total assets. The principal categories of qualifying assets relevant to our proposed business are the following:

1.
Securities purchased in transactions not involving any public offering from the issuer of such securities, which issuer (subject to certain limited exceptions) is an eligible portfolio company, or from any person who is, or has been during the preceding 13 months, an affiliated person of an eligible portfolio company, or from any other person, subject to such rules as may be prescribed by the SEC. An eligible portfolio company is defined in the 1940 Act as any issuer which:
a.
is organized under the laws of, and has its principal place of business in, the United States;
b.
is not an investment company (other than a small business investment company wholly owned by the BDC) or a company that would be an investment company but for certain exclusions under the 1940 Act; and
c.
satisfies either of the following:
i.
does not have any class of securities listed on a national securities exchange or has any class of securities listed on a national securities exchange subject to a $250 million market capitalization maximum; or

ii.
is controlled by a BDC or a group of companies including a BDC, the BDC actually exercises a controlling influence over the management or policies of the eligible portfolio company, and, as a result, the BDC has an affiliated person who is a director of the eligible portfolio company.
2.
Securities of any eligible portfolio company which we control.
3.
Securities purchased in a private transaction from a U.S. issuer that is not an investment company or from an affiliated person of the issuer, or in transactions incident thereto, if the issuer is in bankruptcy and subject to reorganization or if the issuer, immediately prior to the purchase of its securities, was unable to meet its obligations as they came due without material assistance other than conventional lending or financing arrangements.
4.
Securities of an eligible portfolio company purchased from any person in a private transaction if there is no ready market for such securities and we already own 60% of the outstanding equity of the eligible portfolio company.
5.
Securities received in exchange for or distributed on or with respect to securities described in (1) through (4) above, or pursuant to the exercise of warrants or rights relating to such securities.
6.
Cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment.

Managerial Assistance to Portfolio Companies

In addition, a BDC must have been organized and have its principal place of business in the United States and must be operated for the purpose of making investments in the types of securities described in (1), (2) or (3) above. However, in order to count portfolio securities as qualifying assets for the purpose of the 70% test, the BDC must either control the issuer of the securities or must offer to make available to the issuer of the securities significant managerial assistance. However, when a BDC purchases securities in conjunction with one or more other persons acting together, one of the other persons in the group may make available such managerial assistance. Making available managerial assistance means, among other things, any arrangement whereby the BDC, through its directors, officers or employees, offers to provide, and, if accepted, does so provide, significant guidance and counsel concerning the management, operations or business objectives and policies of a portfolio company.

Temporary Investments

Pending investment in other types of “qualifying assets,” as described above, our investments may consist of cash, cash equivalents, U.S. government securities or high-quality debt securities maturing in one year or less from the time of investment, which we refer to, collectively, as temporary investments, so that 70% of our assets are qualifying assets.

Senior Securities

As a BDC, we are permitted, under specified conditions, to issue multiple classes of indebtedness and one class of securities senior to our Common Units if our asset coverage, as defined in the 1940 Act, is at least equal to 150% after such issuance. In addition, while any senior securities remain outstanding, we may be required to make provisions to prohibit any distribution to our unitholders or the repurchase of such securities or Units unless we meet the applicable asset coverage ratios at the time of the distribution or repurchase. We are also permitted to borrow amounts up to 5% of the value of our total assets for temporary or emergency purposes without regard to asset coverage, which borrowings would not be considered senior securities, provided that any such borrowings in excess of 5% of the value of our total assets would be subject to the asset coverage ratio requirements of the 1940 Act, even if for temporary or emergency purposes.

Code of Ethics

We and our Adviser have adopted a code of ethics pursuant to Rule 17j-1 under the 1940 Act and Rule 204A-1 under Investment Advisers Act of 1940, as amended (the “Advisers Act”) that establishes procedures for personal investments and restricts certain personal securities transactions. Personnel subject to the codes of ethics may invest in securities for their personal investment accounts, including securities that may be purchased or held by us, so long as such investments are made in accordance with the codes of ethics’ requirements. The codes of ethics for each of the Adviser and the Company are available on the SEC’s website at www.sec.gov.

Proxy Voting Policies and Procedures

We have delegated our proxy voting responsibility to our Adviser. A summary of the Proxy Voting Policies and Procedures of our Adviser are set forth below. These policies and procedures will be reviewed periodically by our Adviser and, subsequent to our election to be regulated as a BDC, our non-interested directors, and, accordingly, are subject to change. For purposes of these Proxy Voting Policies and Procedures described below, “we” “our” and “us” refers to our Adviser.

An investment adviser registered under the Advisers Act has a fiduciary duty to act solely in the best interests of its clients. As part of this duty, we recognize that we must vote the Company’s portfolio securities in a timely manner free of conflicts of interest and in our best interests and the best interests of our unitholders.

These policies and procedures for voting proxies for our investment advisory clients are intended to comply with Section 206 of, and Rule 206(4)-6 under, the Advisers Act.

The Adviser votes all proxies based upon the guiding principle of seeking to maximize the ultimate long-term economic value of our unitholders’ holdings, and ultimately all votes are cast on a case-by-case basis, taking into consideration the contractual obligations under the relevant advisory agreements or comparable documents, and all other relevant facts and circumstances at the time of the vote. The Adviser reviews on a case-by-case basis each proposal submitted to a unitholder vote to determine its impact on the portfolio securities held by us. Although the Adviser generally votes against proposals that may have a negative impact on our portfolio securities, the Adviser may vote for such a proposal if there exists compelling long-term reasons to do so.

The Adviser’s proxy voting decisions are made by our Adviser’s investment committee. To ensure that the vote is not the product of a conflict of interest, the Adviser will require that: (1) anyone involved in the decision making process disclose to our Adviser’s investment committee, and disinterested directors, any potential conflict that he or she is aware of and any contact that he or she has had with any interested party regarding a proxy vote; and (2) employees involved in the decision making process or vote administration are prohibited from revealing how the Adviser intends to vote on a proposal in order to reduce any attempted influence from interested parties.

Privacy Principles

We are committed to maintaining the privacy of our unitholders and to safeguarding their non-public personal information. The following information is provided to help investors understand what personal information we collect, how we protect that information and why, in certain cases, we may share information with select other parties.

Pursuant to our privacy policy, we will not disclose any non-public personal information concerning any of our unitholders who are individuals unless the disclosure meets certain permitted exceptions under Regulation S-P. We generally will not use or disclose any unitholder information for any purpose other than as required by law.

We may collect non-public information about investors, such as name, address, account number and the types and amounts of investments, and information about transactions with us or our affiliates, such as participation in other investment programs, ownership of certain types of accounts or other account data and activity. We may disclose the information that we collect from our unitholders or former unitholders, as described above, only to our affiliates and service providers and only as allowed by applicable law or regulation. Any party that receives this information will use it only for the services required by us and as allowed by applicable law or regulation, and is not permitted to share or use this information for any other purpose. To protect the non-public personal information of individuals, we permit access only by authorized personnel who need access to that information to provide services to us and our unitholders. In order to guard our unitholders’ non-public personal information, we maintain physical, electronic and procedural safeguards that are designed to comply with applicable law. Non-public personal information that we collect about our unitholders will generally be stored on secured servers. An individual unitholder’s right to privacy extends to all forms of contact with us, including telephone, written correspondence and electronic media, such as the Internet.

Pursuant to our privacy policy, we will provide a clear and conspicuous notice to each investor that details our privacy policies and procedures at the time of the investor’s subscription.

Other

We will be prohibited under the 1940 Act from knowingly participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, prior approval by the SEC.

We will be periodically examined by the SEC for compliance with the 1940 Act.

We are required to provide and maintain a bond issued by a reputable fidelity insurance company to protect us against larceny and embezzlement. Furthermore, as a BDC, we are prohibited from protecting any director or officer against any liability to us or our unitholders arising from willful misfeasance, bad faith, gross negligence or reckless disregard of the duties involved in the conduct of such person’s office.

We and our Adviser are each required to adopt and implement written policies and procedures reasonably designed to prevent violation of the federal securities laws, review these policies and procedures annually for their adequacy and the effectiveness of their implementation, and designate a chief compliance officer to be responsible for administering such policies and procedures.

JOBS Act

We currently are and expect to remain an “emerging growth company” as defined in the JOBS Act, until the earliest of:

•
the last day of our fiscal year in which the fifth anniversary of any initial public offering of Common Units;
•
the end of the fiscal year in which our total annual gross revenues first exceed $1.07 billion;
•
the date on which we have, during the prior three-year period, issued more than $1.0 billion in debt; and
•
the last day of a fiscal year in which we (1) have an aggregate worldwide market value of our Common Units held by of $700 million or more, computed at the end of each fiscal year as of the last business day of our most recently completed second fiscal quarter and (2) have been an Exchange Act reporting company for at least one year (and filed at least one annual report under the Exchange Act).

Under the JOBS Act and the Dodd–Frank Wall Street Reform and Consumer Protection Act we are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act, which would require that our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting, until such time as we cease to be an emerging growth company and become an accelerated filer as defined in Rule under the Exchange Act. This may increase the risk that material weaknesses or other deficiencies in our internal control over financial reporting go undetected.

Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have made an irrevocable election not to take advantage of this exemption from new or revised accounting standards. We therefore are subject to the same new or revised accounting standards as other public companies that are not emerging growth companies.

Sarbanes-Oxley Act

The Sarbanes-Oxley Act imposes a variety of regulatory requirements on companies with a class of securities registered under the Exchange Act and their insiders. Many of these requirements affect us. For example:

•
pursuant to Rule 13a-14 under the Exchange Act our principal executive officer and principal financial officer must certify the accuracy of the financial statements contained in our periodic reports;
•
pursuant to Item 307 under Regulation under the Securities Act our periodic reports must disclose our conclusions about the effectiveness of our disclosure controls and procedures;
•
pursuant to Rule 13a-15 under the Exchange Act, our management must prepare an annual report regarding its assessment of our internal control over financial reporting; and
•
pursuant to Item 308 of Regulation under the Securities Act and Rule under the Exchange Act, our periodic reports must disclose whether there were significant changes in our internal controls over financial reporting or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

The Sarbanes-Oxley Act requires us to review our current policies and procedures to determine whether we comply with the Sarbanes-Oxley Act and the regulations promulgated under such act. We will continue to monitor our compliance with all regulations that are adopted under the Sarbanes-Oxley Act and will take actions necessary to ensure that we comply with that act in the future.

Exclusion of the Adviser from Commodity Pool Operator Definition

The Commodity Futures Trading Commission (the “CFTC”) and the SEC have issued final rules establishing that certain swap transactions are subject to CFTC regulation. Engaging in such swap transactions may cause the Adviser to fall within the definition of “commodity pool operator” under the Commodity Exchange Act (the “CEA”) and related CFTC regulations. The Adviser intends to claim an exclusion from the definition of the term “commodity pool operator” under the CEA and the CFTC regulations in connection with its management of us (the “Exclusion”) and, once the Exclusion is claimed, the Adviser will not be subject to CFTC registration or regulation under the CEA as a commodity pool operator with respect to its management of us.

Certain U.S. Federal Income Tax Considerations

The following discussion is a general summary of the material U.S. federal income tax considerations applicable to us and to an investment in our Units. This summary does not purport to be a complete description of the income tax considerations applicable to such an investment. For example, we have not described certain considerations that may be relevant to certain types of holders subject to special treatment under U.S. federal income tax laws, including unitholders subject to the alternative minimum tax (the “AMT”), tax-exempt organizations, insurance companies, dealers in securities, traders in securities that elect to mark-to-market their securities holdings, pension plans and trusts, persons that have a functional currency (as defined in Section 985 of the Code) other than the U.S. dollar and financial institutions. This summary assumes that investors hold our Units as capital assets (within the meaning of Section 1221 of the Code). The discussion is based upon the Code, Treasury regulations, and administrative and judicial interpretations, each as of the date of the filing of this Annual Report on Form 10-K, and all of which are subject to change, possibly retroactively, which could affect the continuing validity of this discussion. We have not sought and will not seek any ruling from the Internal Revenue Service (the “IRS”), regarding any offering of our securities. This summary does not discuss any aspects of U.S. estate or gift tax or foreign, state or local tax. It does not discuss the special treatment under U.S. federal income tax laws that could result if we invested in tax-exempt securities or certain other investment assets. For purposes of this discussion, references to “dividends” are to dividends within the meaning of the U.S. federal income tax laws and associated regulations and may include amounts subject to treatment as a return of capital under section 19(a) of the 1940 Act.

A “U.S. unitholder” is a beneficial owner of our Units that is for U.S. federal income tax purposes:

•
a citizen or individual resident of the United States;
•
a corporation, or other entity treated as a corporation for U.S. federal income tax purposes, created or organized in or under the laws of the United States or any state thereof or the District of Columbia;
•
an estate, the income of which is subject to U.S. federal income taxation regardless of its source; or
•
a trust if either a U.S. court can exercise primary supervision over its administration and one or more U.S. persons have the authority to control all of its substantial decisions or the trust was in existence on August 20, 1996, was treated as a U.S. person prior to that date, and has made a valid election to be treated as a U.S. person.

A “non-U.S. unitholder” is a beneficial owner of our Units that is not a U.S. unitholder.

If a partnership (including an entity treated as a partnership for U.S. federal income tax purposes) holds Units, the tax treatment of a partner in the partnership will generally depend upon the status of the partner and the activities of the partnership. A prospective investor that is a partner in a partnership that will hold Units should consult its tax advisors with respect to the purchase, ownership and disposition of Units.

Tax matters are very complicated and the tax consequences to an investor of an investment in our Units will depend on the facts of his, her or its particular situation. We encourage investors to consult their own tax advisors regarding the specific consequences of such an investment, including tax reporting requirements, the applicability of U.S. federal, state, local and foreign tax laws, eligibility for the benefits of any applicable tax treaty, and the effect of any possible changes in the tax laws.

Election to Be Taxed as a RIC

We intend to elect to be treated as a RIC under Subchapter M of the Code. As a RIC, we generally will not have to pay corporate-level U.S. federal income taxes on any net ordinary income or capital gains that we timely distribute to our unitholders as dividends. To qualify as a RIC, we must, among other things, meet certain source-of-income and asset diversification requirements (as described below). In addition, we must distribute to our unitholders, for each taxable year, distributions of an amount at least equal to 90% of our “investment company taxable income,” which is generally our net ordinary income plus the excess of realized net short-term capital gains over realized net long-term capital losses and determined without regard to any deduction for distributions paid (the “Annual Distribution Requirement”). Although not required for us to maintain our RIC tax status, in order to preclude the imposition of a 4% nondeductible federal excise tax imposed on RICs, we must distribute to our unitholders in respect of each calendar year distributions of an amount at least equal to the sum of (1) 98% of our net ordinary income (taking into account certain deferrals and elections) for the calendar year, (2) 98.2% of the excess (if any) of our realized capital gains over our realized capital losses, or capital gain net income (adjusted for certain ordinary losses), generally for the one-year period ending on October 31 of the calendar year and (3) the sum of any net ordinary income plus capital gains net income for preceding years that were not distributed during such years and on which we paid no federal income tax (the “Excise Tax Avoidance Requirement”).

Taxation as a RIC

If we:

•
qualify as a RIC; and
•
satisfy the Annual Distribution Requirement;

then we will not be subject to U.S. federal income tax on the portion of our investment company taxable income and net capital gain, defined as net long-term capital gains in excess of net short-term capital losses, we distribute to unitholders. As a RIC, we will be subject to U.S. federal income tax at regular corporate rates on any net income or net capital gain not distributed as distributions to our unitholders.

In order to qualify as a RIC for U.S. federal income tax purposes, we must, among other things:

•
qualify to be regulated as a BDC under the 1940 Act at all times during each taxable year;
•
derive in each taxable year at least 90% of our gross income from dividends, interest, payments with respect to certain securities loans, gains from the sale of stock or other securities, or other income derived with respect to our business of investing in such stock or securities, and net income derived from interests in “qualified publicly traded partnerships” (partnerships that are traded on an established securities market or tradable on a secondary market, other than partnerships that derive 90% of their income from interest, dividends and other permitted RIC income) (the “90% Income Test”); and
•
diversify our holdings so that at the end of each quarter of the taxable year:
•
at least 50% of the value of our assets consists of cash, cash equivalents, U.S. government securities, securities of other RICs, and other securities if such other securities of any one issuer do not represent more than 5% of the value of our assets or more than 10% of the outstanding voting securities of the issuer; and
•
no more than 25% of the value of our assets is invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer or of two or more issuers that are controlled, as determined under applicable tax rules, by us and that are engaged in the same or similar or related trades or businesses or in the securities of one or more qualified publicly traded partnerships.

We may invest in partnerships, including qualified publicly traded partnerships, which may result in our being subject to state, local or foreign income, franchise or other tax liabilities.

In addition, as a RIC we are subject to ordinary income and capital gain distribution requirements under U.S. federal excise tax rules for each calendar year, or the Excise Tax Avoidance Requirement. If we do not meet the required distributions under the Excise Tax Avoidance Requirement, we will be subject to a 4% nondeductible federal excise tax on the undistributed amount. The failure to meet the Excise Tax Avoidance Requirement will not cause us to lose our RIC status. Although we currently intend to make sufficient distributions each taxable year to satisfy the Excise Tax Avoidance Requirement, under certain circumstances, we may choose to retain taxable income or capital gains in excess of current year distributions into the next tax year in an amount less than what would trigger payments of federal income tax under Subchapter M of the Code. We may then be required to pay a 4% excise tax on such income or capital gains.

A RIC is limited in its ability to deduct expenses in excess of its investment company taxable income. If our deductible expenses in a given taxable year exceed our investment company taxable income, we may incur a net operating loss for that taxable year. However, a RIC is not permitted to carry forward net operating losses to subsequent taxable years and such net operating losses do not pass through to its unitholders. In addition, deductible expenses can be used only to offset investment company taxable income, not net capital gain. A RIC may not use any net capital losses (that is, the excess of realized capital losses over realized capital gains) to offset its investment company taxable income, but it may carry forward such net capital losses, and use them to offset future capital gains, indefinitely. Due to these limits on deductibility of expenses and net capital losses, we may for tax purposes have aggregate taxable income for several taxable years that we are required to distribute and that is taxable to our unitholders even if such taxable income is greater than the net income we actually earn during those taxable years.

Any underwriting fees paid by us are not deductible. We may be required to recognize taxable income in circumstances in which we do not receive cash. For example, if we hold debt obligations that are treated under applicable tax rules as having original issue discount (“OID”) (such as debt instruments with payment-in-kind (“PIK”) interest or, in certain cases, with increasing interest rates or issued with warrants), we must include in income each year a portion of the OID that accrues over the life of the obligation, regardless of whether cash representing such income is received by us in the same taxable year. Because any OID accrued will be included in our investment company taxable income for the taxable year of accrual, we may be required to make a distribution to our unitholders in order to satisfy the Annual Distribution Requirement, even though we will not have received any corresponding cash amount.

Certain of our investment practices may be subject to special and complex U.S. federal income tax provisions that may, among other things, (1) treat distributions that would otherwise constitute qualified distribution income as distribution income, (2) treat distributions that would otherwise be eligible for the corporate dividends received deduction as ineligible for such treatment, (3) disallow, suspend or otherwise limit the allowance of certain losses or deductions, (4) convert lower-taxed long-term capital gain into higher-taxed short-term capital gain or ordinary income, (5) convert an ordinary loss or a deduction into a capital loss (the deductibility of which is more limited), (6) cause us to recognize income or gain without a corresponding receipt of cash, (7) adversely affect the time as to when a purchase or sale of stock or securities is deemed to occur, (8) adversely alter the characterization of certain complex financial transactions and (9) produce income that will not be qualifying income for purposes of the 90% Income Test. We intend to monitor our transactions and may make certain tax elections to mitigate the effect of these provisions and prevent our ability to be subject to tax as a RIC.

Gain or loss realized by us from warrants acquired by us as well as any loss attributable to the lapse of such warrants generally will be treated as capital gain or loss. Such gain or loss generally will be long term or short term, depending on how long we held a particular warrant.

Although we do not presently expect to do so, we are authorized to borrow funds and to sell assets in order to satisfy distribution requirements. However, under the 1940 Act, we are not permitted to make distributions to our unitholders while our debt obligations and other senior securities are outstanding unless certain “asset coverage” tests are met. See “Item 1. Business—Regulation as a Business Development Company—Senior Securities.” Moreover, our ability to dispose of assets to meet our distribution requirements may be limited by (1) the illiquid nature of our portfolio and/or (2) other requirements relating to our qualification as a RIC, including certain diversification tests in order to qualify as a RIC for U.S. federal income tax purposes (the “Diversification Tests”). If we dispose of assets in order to meet the Annual Distribution Requirement or the Excise Tax Avoidance Requirement, we may make such dispositions at times that, from an investment standpoint, are not advantageous.

Some of the income and fees that we may recognize, such as fees for providing managerial assistance, certain fees earned with respect to our investments, income recognized in a work-out or restructuring of a portfolio investment, or income recognized from an equity investment in an operating partnership, will not satisfy the 90% Income Test. In order to manage the risk that such income and fees might disqualify us as a RIC for a failure to satisfy the 90% Income Test, we may be required to recognize such income and fees indirectly through one or more entities treated as corporations for U.S. federal income tax purposes. Such corporations will be required to pay U.S. corporate income tax on their earnings, which ultimately will reduce our return on such income and fees.

A portfolio company in which we invest may face financial difficulties that require us to work-out, modify or otherwise restructure its investment in the portfolio company. Any such transaction could, depending upon the specific terms of the transaction, result in unusable capital losses and future non-cash income. Any such transaction could also result in our receiving assets that give rise to income that is not qualifying income for purposes of the 90% Income Test.

Our investment in non-U.S. securities may be subject to non-U.S. income, withholding and other taxes. In that case, our yield on those securities would be decreased. Unitholders generally will not be entitled to claim a U.S. foreign tax credit or deduction with respect to non-U.S. taxes paid by the Company.

There may be uncertainty as to the appropriate treatment of certain of our investments for U.S. federal income tax purposes. In particular, we may invest a portion of our net assets in below investment grade instruments. U.S. federal income tax rules with respect to such instruments are not entirely clear about issues such as if an instrument is treated as debt or equity, whether and to what extent we should recognize interest, OID or market discount, when and to what extent deductions may be taken for bad debts or worthless instruments, how payments received on obligations in default should be allocated between principal and income and whether exchanges of debt obligations in a bankruptcy or workout context are taxable. These and other issues will be addressed by us, to the extent necessary, in order to seek to ensure that we distribute sufficient income to qualify, and maintain our qualification as, a RIC and to ensure that we do not become subject to U.S. federal income or excise tax.

Income received by us from sources outside the United States may be subject to withholding and other taxes imposed by such countries, thereby reducing income available to us. Tax conventions between certain countries and the United States may reduce or eliminate such taxes. We generally intend to conduct our investment activities to minimize the impact of foreign taxation, but there is no guarantee that we will be successful in this regard.

We may invest in stocks of foreign companies that are classified under the Code as passive foreign investment companies

(“PFICs”). In general, a foreign company is classified as a PFIC if at least 50% of its assets constitute investment-type assets or 75% or more of its gross income is investment-type income. In general, under the PFIC rules, an “excess distribution” received with respect to PFIC stock is treated as having been realized ratably over the period during which we held the PFIC stock. We will be subject to tax on the portion, if any, of the excess distribution that is allocated to our holding period in prior taxable years (and an interest factor will be added to the tax, as if the tax had actually been payable in such prior taxable years) even though we distribute the corresponding income to unitholders. Excess distributions include any gain from the sale of PFIC stock as well as certain distributions from a PFIC. All excess distributions are taxable as ordinary income.

We may be eligible to elect alternative tax treatment with respect to PFIC stock. Under such an election, we generally would be required to include in our gross income its share of the earnings of a PFIC on a current basis, regardless of whether any distributions are received from the PFIC. If this election is made, the special rules, discussed above, relating to the taxation of excess distributions, would not apply. Alternatively, we may be able to elect to mark to market our PFIC stock, resulting in any unrealized gains at year end being treated as though they were realized and reported as ordinary income. Any mark-to-market losses and any loss from an actual disposition of the PFIC’s shares would be deductible as ordinary losses to the extent of any net mark-to-market gains included in income in prior years with respect to stock in the same PFIC.

Because the application of the PFIC rules may affect, among other things, the character of gains, the amount of gain or loss and the timing of the recognition of income with respect to PFIC stock, as well as subject us to tax on certain income from PFIC stock, the amount that must be distributed to unitholders, and which will be taxed to unitholders as ordinary income or long-term capital gain, may be increased or decreased substantially as compared to a fund that did not invest in PFIC stock.

Under the Code, gains or losses attributable to fluctuations in foreign currency exchange rates that occur between the time we accrue interest income or other receivables or accrues expenses or other liabilities denominated in a foreign currency and the time we actually collect such receivables or pays such liabilities generally are treated as ordinary income or ordinary loss. Similarly, on disposition of some investments, including debt securities and certain forward contracts denominated in a foreign currency, gains or losses attributable to fluctuations in the value of foreign currency between the date of acquisition of the security or contract and the date of disposition also are treated as ordinary gain or loss. These gains and losses, referred to under the Code as “section 988” gains and losses, may increase or decrease the amount of our investment company taxable income to be distributed to unitholders as ordinary income. For example, fluctuations in exchange rates may increase the amount of income that we must distribute in order to qualify for treatment as a RIC and to prevent application of an excise tax on undistributed income. Alternatively, fluctuations in exchange rates may decrease or eliminate income available for distribution. If section 988 losses exceed other investment company taxable income during a taxable year, we would not be able to make ordinary distributions, or distributions made before the losses were realized would be as a return of capital to unitholders for U.S. federal income tax purposes, rather than as ordinary dividend income, and would reduce each unitholder’s basis in Units.

Failure to Qualify as a RIC

If we were unable to qualify for treatment as a RIC and are unable to cure the failure, for example, by disposing of certain investments quickly or raising additional capital to prevent the loss of RIC status, we would be subject to tax on all of our taxable income at regular corporate rates. The Code provides some relief from RIC disqualification due to failures to comply with the 90% Income Test and the Diversification Tests, although there may be additional taxes due in such cases. We cannot assure you that we would qualify for any such relief should we fail the 90% Income Test or the Diversification Tests.

Should failure occur, all our taxable income would be subject to tax at regular corporate rates, and we would not be able to deduct our distributions to unitholders. Additionally, we would no longer be required to distribute our income and gains. Distributions, including distributions of net long-term capital gain, would generally be taxable to our unitholders as ordinary dividend income to the extent of our current and accumulated earnings and profits. Subject to certain limitations under the Code, certain corporate unitholders would be eligible to claim a dividends received deduction with respect to such distributions and non-corporate unitholders would generally be able to treat such distributions as “qualified dividend income,” which is subject to reduced rates of U.S. federal income tax. Distributions in excess of our current and accumulated earnings and profits would be treated first as a return of capital to the extent of the unitholder’s tax basis, and any remaining distributions would be treated as a capital gain. If we fail to qualify as a RIC, we may be subject to regular corporate tax on any net built-in gains with respect to certain of our assets (i.e., the excess of the aggregate gains, including items of income, over aggregate losses that would have been realized with respect to such assets if we had been liquidated) that we elect to recognize on requalification or when recognized over the next five taxable years.

The remainder of this discussion assumes that we qualify as a RIC and have satisfied the Annual Distribution Requirement.

Taxation of U.S. Unitholders

Distributions by us generally are taxable to U.S. unitholders as ordinary income or capital gains.

Distributions of our “investment company taxable income” (which is, generally, our net ordinary income plus net short-term capital gains in excess of net long-term capital losses) will be taxable as ordinary income to U.S. unitholders to the extent of our current or accumulated earnings and profits, whether paid in cash or reinvested in additional Units. To the extent such distributions paid by us to non-corporate unitholders (including individuals) are attributable to dividends from U.S. corporations and certain qualified foreign corporations and if certain holding period requirements are met, such distributions generally will be treated as qualified dividend income and generally eligible for a maximum U.S. federal tax rate of either 15% or 20%, depending on whether the individual unitholder’s income exceeds certain threshold amounts, and if other applicable requirements are met, such distributions generally will be eligible for the corporate dividends received deduction to the extent such dividends have been paid by a U.S. corporation. In this regard, it is anticipated that distributions paid by us will generally not be attributable to dividends and, therefore, generally will not qualify for the preferential maximum U.S. federal tax rate applicable to unitholders as well as will not be eligible for the corporate dividends received deduction.

Distributions of our net capital gains (which is generally our realized net long-term capital gains in excess of realized net short-term capital losses) properly reported by us as “capital gain dividends” will be taxable to a U.S. unitholder as long-term capital gains (currently generally at a maximum rate of either 15% or 20%, depending on whether the individual unitholder’s income exceeds certain threshold amounts) in the case of individuals, trusts or estates, regardless of the U.S. unitholder’s holding period for his, her or its Units and regardless of whether paid in cash or reinvested in additional Units. Distributions in excess of our earnings and profits first will reduce a U.S. unitholder’s adjusted tax basis in such unitholder’s Units and, after the adjusted basis is reduced to zero, will constitute capital gains to such U.S. unitholder. Unitholders receiving dividends or distributions in the form of additional Units purchased in the market should be treated for U.S. federal income tax purposes as receiving a distribution in an amount equal to the amount of money that the unitholders receiving cash dividends or distributions will receive and should have a cost basis in the units received equal to such amount. Unitholders receiving distributions in newly issued Units will be treated as receiving a distribution equal to the value of the Units received and should have a cost basis of such amount.

Certain distributions reported by us as section 163(j) interest dividends may be treated as interest income by unitholders for purposes of the tax rules applicable to interest expense limitations under Code section 163(j). Such treatment by the unitholder is generally subject to holding period requirements and other potential limitations, although the holding period requirements are generally not applicable to dividends declared by money market funds and certain other funds that declare dividends daily and pay such dividends on a monthly or more frequent basis. The amount that we are eligible to report as a Section 163(j) dividend for a tax year is generally limited to the excess of our business interest income over the sum of our (i) business interest expense and (ii) other deductions properly allocable to our business interest income.

Although we currently intend to distribute any net capital gains at least annually, we may in the future decide to retain some or all of our net capital gains but designate the retained amount as a “deemed distribution.” In that case, among other consequences, we will pay tax on the retained amount each U.S. unitholder will be required to include their share of the deemed distribution in income as if it had been distributed to the U.S. unitholder, and the U.S. unitholder will be entitled to claim a credit equal to their allocable share of the tax paid on the deemed distribution by us. The amount of the deemed distribution net of such tax will be added to the U.S. unitholder’s tax basis for their Units. Since we expect to pay tax on any retained net capital gains at our regular corporate tax rate, and since that rate is in excess of the maximum rate currently payable by individuals on long-term capital gains, the amount of tax that individual unitholders will be treated as having paid and for which they will receive a credit will exceed the tax they owe on the retained net capital gain. Such excess generally may be claimed as a credit against the U.S. unitholder’s other U.S. federal income tax obligations or may be refunded to the extent it exceeds a unitholder’s liability for U.S. federal income tax. A unitholder that is not subject to U.S. federal income tax or otherwise required to file a U.S. federal income tax return would be required to file a U.S. federal income tax return on the appropriate form in order to claim a refund for the taxes we paid. In order to utilize the deemed distribution approach, we must provide written notice to our unitholders prior to the expiration of 60 days after the close of the relevant taxable year. We cannot treat any of our investment company taxable income as a “deemed distribution.”

For purposes of determining (1) whether the Annual Distribution Requirement is satisfied for any tax year and (2) the amount of capital gain dividends paid for that tax year, we may, under certain circumstances, elect to treat a distribution that is paid during the following tax year as if it had been paid during the tax year in question. If we make such an election, the U.S. unitholder will still be treated as receiving the distribution in the tax year in which the distribution is made. However, any distribution declared by us in October, November or December of any calendar year, payable to Unitholders of record on a specified date in such a month and actually paid during January of the following calendar year, will be treated as if it had been received by our U.S. Unitholders on December 31 of the calendar year in which the distribution was declared.

If an investor purchases Units shortly before the record date of a distribution, the price of such Units will include the value of the distribution, and the investor will be subject to tax on the distribution even though it represents a return of their investment.

A unitholder generally will recognize taxable gain or loss if the unitholder sells or otherwise disposes of their Units. Any gain arising from such sale or disposition generally will be treated as long-term capital gain or loss if the unitholder has held their Units for more than one year. Otherwise, it would be classified as short-term capital gain or loss. However, any capital loss arising from the sale or disposition of Units held for six months or less will be treated as long-term capital loss to the extent of the amount of capital gain dividends received, or undistributed capital gain deemed received, with respect to such Units. In addition, all or a portion of any loss recognized upon a disposition of Units may be disallowed if other Units are purchased (whether through reinvestment of distributions or otherwise) within 30 days before or after the disposition. In such a case, the basis of Units acquired will be increased to reflect the disallowed loss.

In general, individual U.S. unitholders are subject to a maximum U.S. federal income tax rate of either 15% or 20% (depending on whether the individual U.S. unitholder’s income exceeds certain threshold amounts) on their net capital gain, i.e., the excess of realized net long-term capital gain over realized net short-term capital loss for a taxable year, including a long-term capital gain derived from an investment in our Units. Such rate is lower than the maximum federal income tax rate on ordinary taxable income currently payable by individuals. Corporate U.S. unitholders currently are subject to U.S. federal income tax on net capital gain at the maximum 21% rate also applied to ordinary income. Unitholders incurring net capital losses for a tax year (i.e., net capital losses in excess of net capital gains) generally may deduct up to $3,000 of such losses against their ordinary income each tax year; any net capital losses of a unitholder in excess of $3,000 generally may be carried forward and used in subsequent tax years as provided in the Code. Corporate unitholders generally may not deduct any net capital losses for a tax year, but may carry back such losses for three tax years or carry forward such losses for five tax years.

The Code and the related U.S. Treasury Regulations require us (or the applicable intermediary) to annually report the adjusted cost basis information of covered securities, which generally include shares of a RIC, to the IRS and to taxpayers. Unitholders should contact their financial intermediaries with respect to reporting of cost basis and available elections for their accounts.

We will send to each of our U.S. unitholders, as promptly as possible after the end of each calendar year, a notice detailing, on a per Unit and per distribution basis, the amounts includible in such U.S. unitholder’s taxable income for such year as ordinary income and as long-term capital gain.

In addition, the U.S. federal tax status of each calendar year’s distributions generally will be reported to the IRS. Distributions may also be subject to additional state, local and foreign taxes depending on a U.S. unitholder’s particular situation. Dividends distributed by us generally will not be eligible for the dividends-received deduction or the lower tax rates applicable to certain qualified dividends.

With respect to any taxable year in which we are not treated as a publicly offered regulated investment company (within the meaning of Section 67 of the Code), for purposes of computing the taxable income of U.S. unitholders that are individuals, trusts or estates, (1) our earnings will be computed without taking into account such U.S. unitholders’ allocable shares of the management fee paid to our Adviser and certain of our other expenses, (2) each such U.S. unitholder will be treated as having received or accrued a distribution from us in the amount of such U.S. unitholder’s allocable share of these fees and expenses for such taxable year, (3) each such U.S. unitholder will be treated as having paid or incurred such U.S. unitholder’s allocable share of these fees and expenses for the calendar year and (4) each such U.S. unitholder’s allocable share of these fees and expenses will be treated as miscellaneous itemized deductions by such U.S. unitholder. Miscellaneous itemized deductions generally are not deductible by a U.S. unitholder that is an individual, trust or estate.

Backup withholding, currently at a rate of 24%, may be applicable to all taxable distributions to any U.S. unitholder (1) who fails to furnish us with a correct taxpayer identification number or a certificate that such unitholder is exempt from backup withholding or (2) with respect to whom the IRS notifies us that such unitholder has failed to properly report certain interest and dividend income to the IRS and to respond to notices to that effect. An individual’s taxpayer identification number is his or her social security number. Any amount withheld under backup withholding is allowed as a credit against the U.S. unitholder’s U.S. federal income tax liability and may entitle such unitholder to a refund, provided that proper information is timely provided to the IRS.

If a U.S. unitholder recognizes a loss with respect to Units of $2 million or more for an individual unitholder or $10 million or more for a corporate unitholder, the unitholder must file with the IRS a disclosure statement on Form 8886. Direct holders of portfolio securities are in many cases exempted from this reporting requirement, but under current guidance, interest holders in a RIC are not exempted. The fact that a loss is reportable under these regulations does not affect the legal determination of whether the taxpayer’s treatment of the loss is proper. U.S. unitholders should consult their tax advisors to determine the applicability of these regulations in light of their specific circumstances.

An additional 3.8% Medicare tax is imposed on certain net investment income (including ordinary dividends and capital gain distributions received from us and net gains from redemptions or other taxable dispositions of our Units) of U.S. individuals, estates and trusts to the extent that such person’s “modified adjusted gross income” (in the case of an individual) or “adjusted gross income” (in the case of an estate or trust) exceeds certain threshold amounts.

U.S. Taxation of Tax-Exempt U.S. Unitholders

A U.S. unitholder that is a tax-exempt organization for U.S. federal income tax purposes and therefore generally exempt from U.S. federal income taxation may nevertheless be subject to taxation to the extent that it is considered to derive unrelated business taxable income (“UBTI”). The direct conduct by a tax-exempt U.S. unitholder of the activities that we propose to conduct could give rise to UBTI. However, a RIC is a corporation for U.S. federal income tax purposes and its business activities generally will not be attributed to its shareholders for purposes of determining their treatment under current law. Therefore, a tax-exempt U.S. unitholder should not be subject to U.S. federal income taxation solely as a result of such unitholder’s direct or indirect ownership of our equity and receipt of distributions with respect to such equity (regardless of whether we incur indebtedness). Moreover, under current law, if we incur indebtedness, such indebtedness will not be attributed to a tax-exempt U.S. unitholder. Therefore, a tax-exempt U.S. unitholder should not be treated as earning income from “debt-financed property” and distributions we pay should not be treated as “unrelated debt-financed income” solely as a result of indebtedness that it incurs. Certain tax-exempt private universities are subject to an additional 1.4% excise tax on their “net investment income,” including income from interest, dividends, and capital gains. Tax legislation enacted in 2025 has modified these rules to, among other changes, implement a tiered tax rate and increase the maximum excise tax rate to 8% for taxable years beginning after 2025. Proposals periodically are made to change the treatment of “blocker” investment vehicles interposed between tax-exempt investors and non-qualifying investments. In the event that any such proposals were to be adopted and applied to RICs, the treatment of dividends payable to tax-exempt investors could be adversely affected. In addition, special rules would apply if we were to invest in certain real estate mortgage investment conduits or taxable mortgage pools, which we do not currently plan to do, that could result in a tax-exempt U.S. unitholder recognizing income that would be treated as UBTI.

Taxation of Non-U.S. Unitholders

Whether an investment in our Units is appropriate for a non-U.S. unitholder will depend upon that person’s particular circumstances. An investment in our Units by a non-U.S. unitholder may have adverse tax consequences. Non-U.S. unitholders should consult their tax advisors before investing in our Units.

Subject to the discussion below, distributions of our “investment company taxable income” to non-U.S. unitholders (including interest income, net short-term capital gain or foreign-source dividend and interest income, which generally would be free of withholding if paid to unitholders directly) will be subject to withholding of U.S. federal tax at a 30% rate (or lower rate provided by an applicable treaty, assuming the unitholder provides the required documentation evidencing its eligibility for such lower rate) to the extent of our current and accumulated earnings and profits unless the distributions are effectively connected with a U.S. trade or business of the unitholder, in which case the distributions will generally be subject to U.S. federal income tax at the rates applicable to U.S. persons. In that case, we will not be required to withhold U.S. federal tax if the unitholder complies with applicable certification and disclosure requirements. Special certification requirements apply to a unitholder that is a foreign partnership or a foreign trust, and such entities are urged to consult their own tax advisors.

Certain properly reported dividends received by a non-U.S. unitholder generally are exempt from U.S. federal withholding tax when they (1) are paid in respect of our “qualified net interest income” (generally, our U.S. source interest income, other than certain contingent interest and interest from obligations of a corporation or partnership in which we are at least a 10% unitholder, reduced by expenses that are allocable to such income), or (2) are paid in connection with our “qualified short-term capital gains” (generally, the excess of our net short-term capital gain over our long-term capital loss for a tax year) as well as if certain other requirements are satisfied. Nevertheless, it should be noted that in the case of our Units held through an intermediary, the intermediary may have withheld U.S. federal income tax even if we reported the payment as an interest-related dividend or short-term capital gain dividend. Moreover, depending on the circumstances, we may report all, some or none of our potentially eligible dividends as derived from such qualified net interest income or as qualified short-term capital gains, or treat such dividends, in whole or in part, as ineligible for this exemption from withholding.

Actual or deemed distributions of our net capital gains to a non-U.S. unitholder, and gains realized by a non-U.S. unitholder upon the sale of our Units, will not be subject to federal withholding tax and generally will not be subject to U.S. federal income tax unless the distributions or gains, as the case may be, are effectively connected with a U.S. trade or business of the non-U.S. unitholder and, if an income tax treaty applies, are attributable to a permanent establishment maintained by the non-U.S. unitholder in the United States or, in the case of an individual non-U.S. unitholder, the unitholder is present in the United States for 183 days or more during the year of the sale or capital gain dividend and certain other conditions are met.

If we distribute our net capital gains in the form of deemed rather than actual distributions (which we may do in the future), a non-U.S. unitholder will be entitled to a U.S. federal income tax credit or tax refund equal to the unitholder’s allocable share of the tax we pay on the capital gains deemed to have been distributed. In order to obtain the refund, the non-U.S. unitholder must obtain a U.S. taxpayer identification number and file a U.S. federal income tax return even if the non-U.S. unitholder would not otherwise be required to obtain a U.S. taxpayer identification number or file a U.S. federal income tax return. For a corporate non-U.S. unitholder, distributions (both actual and deemed), and gains realized upon the sale of our Units that are effectively connected with a U.S. trade or business may, under certain circumstances, be subject to an additional “branch profits tax” at a 30% rate (or at a lower rate if provided for by an applicable treaty).

A non-U.S. unitholder who is a non-resident alien individual, and who is otherwise subject to withholding of U.S. federal income tax, may be subject to information reporting and backup withholding of U.S. federal income tax on dividends unless the non-U.S. unitholder provides us or the dividend paying agent with a U.S. nonresident withholding tax certification (e.g., an IRS Form W-8BEN, IRS Form W-8BEN-E, or an acceptable substitute form) or otherwise meets documentary evidence requirements for establishing that it is a non-U.S. unitholder or otherwise establishes an exemption from backup withholding.

Withholding of U.S. tax (at a 30% rate) is required by the Foreign Account Tax Compliance Act, provisions of the Code with respect to payments of dividends made to certain entities that fail to comply (or be deemed compliant) with extensive new reporting and withholding requirements designed to inform the U.S. Department of the Treasury of U.S.-owned foreign investment accounts. Unitholders may be requested to provide additional information to enable the applicable withholding agent to determine whether withholding is required.

An investment in our Units by a non-U.S. person may also be subject to U.S. federal estate tax. Non-U.S. persons should consult their own tax advisors with respect to the U.S. federal income tax, U.S. federal estate tax, withholding tax, and state, local and foreign tax consequences of acquiring, owning or disposing of our Units.

We generally intend to provide our unitholders with certain annual financial information regarding our operations. The information provided by us to a unitholder may not be timely. Each unitholder will be responsible for the preparation and filing of such unitholder’s own income tax returns, and each unitholder should be prepared to obtain any available extensions of the filing date for its income tax returns.

Other Taxes

Unitholders may be subject to state, local and non-U.S. taxes applicable to their investment in our Units. Unitholders are advised to consult their tax advisors with respect to the particular tax consequences to them of an investment in our Units.

Change in Tax Laws

Each prospective investor should be aware that tax laws and regulations are changing on an ongoing basis, and such laws and/or regulations may be changed with retroactive effect. Moreover, the interpretation and/or application of tax laws and regulations by certain tax authorities may not be clear, consistent or transparent. Uncertainty in the tax law may require us to accrue potential tax liabilities even in situations in which we and/or our unitholders do not expect to be ultimately subject to such tax liabilities. In that regard, accounting standards and/or related tax reporting obligations may change, giving rise to additional accrual and/or other obligations.

Developments in the tax laws of the United States or other jurisdictions could have a material effect on the tax consequences to our unitholders, to us, and/or our direct and indirect subsidiaries, and unitholders may be required to provide certain additional information to us (which may be provided to the IRS or other taxing authorities) and may be subject to other adverse consequences as a result of such change in tax laws. In the event of any such change in tax law, each unitholder is urged to consult its own advisors.

Item 1A. Risk Factors

Investing in our Common Units involves a number of significant risks. Before you invest in our Common Units, you should be aware of various risks, including those described below. The risks set out below are not the only risks we face. Additional risks and uncertainties not presently known to us or not presently deemed material by us may also impair our operations and performance. If any of the following events occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected. In such case, our net asset value could decline, and you may lose all or part of your investment. The risk factors described below are the principal risk factors associated with an investment in us as well as those factors generally associated with an investment company with investment objectives, investment policies, capital structure or trading markets similar to ours.

Risks Relating to Our Business and Structure

We have a limited operating history.

We were formed on March 12, 2024 and commenced operations in the first calendar quarter of 2025. We are subject to all of the business risks and uncertainties associated with any new business, including the risks that we will not achieve our investment objectives, that we will not qualify or maintain our qualification to be treated as a RIC, and that the value of your investment could decline substantially. In order to comply with the RIC diversification requirements during the startup period, we may invest proceeds in temporary investments, such as cash, cash equivalents, U.S. government securities and other high-quality debt investments that mature in one year or less from the time of investment, which we expect will earn yields substantially lower than the interest, distribution or other income that we seek to receive in respect of suitable portfolio investments. We may not be able to pay any significant distributions during this period, and any such distributions may be substantially lower than the distributions we expect to pay when our portfolio is fully invested.

Our Board may change our investment objectives, operating policies and strategies without prior notice or unitholder approval.

Our Board has the authority, except as otherwise provided in the 1940 Act or state law, as described below, to modify or waive certain of our investment objectives, operating policies and strategies without prior notice and without unitholder approval. Additionally, absent unitholder approval, we may not change the nature of our business so as to cease to be, or withdraw our election as, a BDC. We cannot predict the effect any changes to our operating policies and strategies would have on our business, operating results and the market price of our Common Units. Nevertheless, any such changes could adversely affect our business and impair our ability to make distributions to our common unitholders.

We and the Adviser are subject to regulations and SEC oversight. If we or the Adviser fail to comply with applicable requirements, it may adversely impact our results relative to companies that are not subject to such regulations.

As a BDC, we are subject to a portion of the 1940 Act. In addition, we intend to elect to be treated, and intend to operate in a manner so as to continuously qualify, as a RIC in accordance with the requirements of Subchapter M of the Code. The 1940 Act and the Code impose various restrictions on the management of a BDC, including related to portfolio construction, asset selection, and tax. These restrictions may reduce the chances that we will achieve the same results as other vehicles managed by Crescent and/or the Adviser.

However, if we do not maintain our status as a BDC, we would be subject to regulation as a registered closed-end investment company under the 1940 Act. As a registered closed-end investment company, we would be subject to substantially more regulatory restrictions under the 1940 Act which would significantly decrease our operating flexibility. In addition to these and other requirements applicable to us, the Adviser is subject to regulatory oversight by the SEC. To the extent the SEC raises concerns or has negative findings concerning the manner in which we or the Adviser operates, it could adversely affect our business.

Changes in interest rates may adversely affect the value of our portfolio investments which could have an adverse effect on our business, financial condition and results of operations.

We currently expect our debt investments to be generally based on floating rates, such as Secured Overnight Financing Rate (“SOFR”), EURIBOR, the Federal Funds Rate or the Prime Rate. General interest rate fluctuations may have a substantial negative impact on our investments, the value of our Common Units and our rate of return on invested capital. In December 2025, the Federal Reserve voted to pause interest rate hikes. The Federal Reserve has made recent cuts to benchmark interest rates, and it is currently anticipated that it will make additional cuts, though there is no guarantee that the Federal Reserve will reduce rates in 2026, especially if inflation increases again.

If the Federal Reserve increases interest rates, the cost of borrowing for the companies in which we invest will increase and may make them less profitable, which generally would decrease the value of our investments in them. In addition, although we generally expect to invest a limited percentage of our assets in instruments with a fixed interest rate, including subordinated loans, senior and junior secured and unsecured debt securities and loans in high yield bonds, an increase in interest rates could decrease the value of those fixed rate investments. Rising interest rates may also increase the cost of debt for our underlying portfolio companies, which could adversely impact their financial performance and ability to meet ongoing obligations to the Company. Also, an increase in interest rates available to investors could make investment in our Common Units less attractive if we are not able to increase our dividend rate, which could reduce the value of our Common Units.

Because we may borrow money to finance investments, our net investment income may depend, in part, upon the difference between the rate at which we borrow funds or pay dividends on Preferred Units and the rate that our investments yield. As a result, we can offer no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income. In this period of high interest rates, our cost of funds may increase except to the extent we have issued fixed rate debt or Preferred Units, which could reduce our net investment income.

We are dependent upon key personnel of Crescent.

We do not have any internal management capacity or employees. Our ability to achieve our investment objectives will depend on our ability to manage our business and to grow our investments and earnings. This will depend, in turn, on the diligence, skill and network of business contacts of Crescent’s senior professionals. We expect that these senior professionals will evaluate, negotiate, structure, close and monitor our investments in accordance with the terms of our Investment Advisory and Management Agreement. We can offer no assurance, however, that Crescent’s senior professionals will continue to provide investment advice to us. If these individuals do not maintain their employment or other relationships with Crescent and do not develop new relationships with other sources of investment opportunities available to us, we may not be able to grow our investment portfolio. In addition, individuals with whom Crescent’s investment professionals have relationships are not obligated to provide us with investment opportunities. Therefore, we can offer no assurance that such relationships will generate investment opportunities for us. The departure or misconduct of any of these individuals, or of a significant number of the investment professionals of Crescent, could have a material adverse effect on our business, financial condition or results of operations.

Crescent’s investment professionals have substantial responsibilities in connection with the management of other Crescent clients. Crescent’s personnel may be called upon to provide managerial assistance to our portfolio companies. These demands on their time, which may increase as the number of investments grow, may distract them or slow our rate of investment.

Our investment committee, which provides oversight over our investment activities, is provided to us by our investment adviser under the Investment Advisory and Management Agreement. The loss of any member of our investment committee or of Crescent’s other senior professionals would limit our ability to achieve our investment objectives and operate as we anticipate. This could have a material adverse effect on our financial condition, results of operations and cash flows.

We will not provide key person life insurance for any of our key personnel. Further, we depend upon Crescent to maintain its relationships with private equity sponsors, placement agents, investment banks, management groups and other financial institutions, and we expect to rely to a significant extent upon these relationships to provide us with potential investment opportunities. If Crescent fails to maintain such relationships, or to develop new relationships with other sources of investment opportunities, we will not be able to grow our investment portfolio. In addition, individuals with whom Crescent’s senior professionals have relationships are not obligated to provide us with investment opportunities, and we can offer no assurance that these relationships will generate investment opportunities in the future.

We may not replicate the historical performance achieved by Crescent.

Our primary focus in making investments may differ from those of existing investment funds, accounts or other investment vehicles that are or have been managed by members of our investment adviser’s investment committee or by Crescent. Past performance should not be relied upon as an indication of future results. There can be no guarantee that we will replicate the historical performance of Crescent or the historical performance of investment funds, accounts or other investment vehicles that are or have been managed by members of our investment adviser’s investment committee or by Crescent or its employees, and we caution investors that our investment returns could be substantially lower than the returns achieved by them in prior periods. We cannot assure you that we will be profitable in the future or that our investment adviser will be able to continue to implement our investment objectives with the same degree of success that it has had in the past. Additionally, all or a portion of the prior results may have been achieved in particular market conditions which may never be repeated. Moreover, current or future market volatility and regulatory uncertainty may have an adverse impact on our future performance.

We depend on Crescent to manage our business effectively.

Our ability to achieve our investment objectives depends on our ability to manage our business and to grow our investments and earnings. This depends, in turn, on Crescent’s ability to identify, invest in and monitor portfolio companies that meet our investment criteria. The achievement of our investment objectives on a cost-effective basis will depend upon Crescent’s execution of our investment process, its ability to provide competent, attentive and efficient services to us and, to a lesser extent, our access to financing on acceptable terms. Crescent’s investment professionals will have substantial responsibilities in connection with the management of other investment funds, accounts and investment vehicles. Crescent’s personnel may be called upon to provide managerial assistance to our portfolio companies. These activities may distract them from servicing new investment opportunities for us or slow our rate of investment. Any failure to manage our business and our future growth effectively could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The Adviser, the investment committee of the Company, and the Adviser’s affiliates, officers, directors and employees may face certain conflicts of interest.

As a result of our arrangements with the Adviser and our investment committee, there may be times when the Adviser or such persons have interests that differ from those of our unitholders, giving rise to a conflict of interest.

The members of our investment committee serve, or may serve, as officers, directors, members, or principals of entities that operate in the same or a related line of business as we do, or of investment funds, accounts, or investment vehicles managed by Crescent and/or its affiliates. Similarly, Crescent and its affiliates may have other clients with similar, different or competing investment objectives.

In serving in these multiple capacities, they may have obligations to other clients or investors in those entities, the fulfillment of which may not be in the best interests of, or which may be adverse to the interests of, us or our unitholders. For example, Crescent has, and will continue to have, management responsibilities for other investment funds, accounts and investment vehicles. There is a potential that we will compete with these funds, and other entities managed by Crescent and its affiliates, for capital and investment opportunities. As a result, members of our investment committee will face conflicts in the allocation of investment opportunities among us, and other investment funds, accounts and investment vehicles managed by Crescent and its affiliates and may make certain investments that are appropriate for us but for which we receive a relatively small allocation or no allocation at all. Crescent intends to allocate investment opportunities among eligible investment funds, accounts and investment vehicles in a manner that is fair and equitable over time and consistent with its allocation policy. However, we can offer no assurance that such opportunities will be allocated to us fairly or equitably in the short-term or over time and we may not be given the opportunity to participate in investments made by investment funds managed by Crescent or its affiliates and there can be no assurance that we will be able to participate in all investment opportunities that are suitable to us.

Further, to the extent permitted by applicable law, we and our affiliates may own investments at different levels of a portfolio company’s capital structure or otherwise own different classes of a portfolio company’s securities, which may give rise to conflicts of interest or perceived conflicts of interest. Conflicts may also arise because decisions regarding our portfolio may benefit our affiliates. Our affiliates may pursue or enforce rights with respect to one of its portfolio companies, and those activities may have an adverse effect on us.

We have entered into a license agreement with the Adviser under which the Adviser will agree to grant us a royalty-free license to use the name “Crescent.” This arrangement creates potential conflicts of interest, including in the enforcement of the agreement, that our board of directors must monitor.

Conflicts may arise related to other arrangements with Crescent and our investment adviser and other affiliates.

We have entered into a license agreement with Crescent under which Crescent has agreed to grant us a non-exclusive, royalty-free license to use the name “Crescent Capital.” In addition, the Administration Agreement with our administrator, an affiliate of Crescent, requires we pay to our administrator our allocable portion of overhead and other expenses incurred by our administrator in performing its obligations under the Administration Agreement, such as our allocable portion of the cost of our chief compliance officer, chief financial officer, general counsel and secretary, their respective staffs and operations personnel who provide services to us. These agreements create conflicts of interest that the independent directors of our Board will monitor. For example, under the terms of the license agreement, we will be unable to preclude Crescent from licensing or transferring the ownership of the “Crescent Capital” name to third parties, some of whom may compete against us. Consequently, it will be unable to prevent any damage to goodwill that may occur as a result of the activities of Crescent or others. Furthermore, in the event the license agreement is terminated, we will be required to change our name and cease using “Crescent Capital” as part of our name. Any of these events could disrupt our recognition in the marketplace, damage any goodwill it may have generated and otherwise harm our business.

The Investment Advisory and Management Agreement, and the Administration Agreement were negotiated between related parties. Consequently, their terms, including fees payable to our investment adviser, may not be as favorable to us as if they had been negotiated exclusively with an unaffiliated third party. In addition, we may desire not to enforce, or to enforce less vigorously, its rights and remedies under these agreements because of our desire to maintain our ongoing relationship with our investment adviser, our administrator and their respective affiliates. Any such decision, however, could breach our directors’ duties to us.

Crescent’s principals and employees, or its affiliates may, from time to time, possess material non-public information, limiting our investment discretion.

Crescent’s executive officers and directors, principals and other employees, including members of our investment committee, may serve as directors of, or in a similar capacity with, portfolio companies in which we invest, the securities of which are purchased or sold on our behalf and may come into possession of material non-public information with respect to issuers in which we may be considering making an investment. In the event that material non-public information is obtained with respect to such companies, or we become subject to trading restrictions under the internal trading policies of those companies, Crescent’s policies or as a result of applicable law or regulations, we could be prohibited for a period of time or indefinitely from purchasing or selling the securities of such companies, or we may be precluded from providing such information or other ideas to other funds affiliated with Crescent that might benefit from such information, and this prohibition may have an adverse effect on us.

The Adviser has limited liability and is entitled to indemnification under the Investment Advisory and Management Agreement.

Under the Investment Advisory and Management Agreement, the Adviser has not assumed any responsibility to us other than to render the services called for under that agreement. The Adviser will not be responsible for any action of our Board in following or declining to follow the Adviser’s advice or recommendations. Under the Investment Advisory and Mangement Agreement, the Adviser, its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including, without limitation, its general partner and the Administrator, and any person controlling or controlled by the Adviser will not be liable to us, any of our subsidiaries, our directors, our unitholders or any subsidiary’s unitholders or partners for acts or omissions performed in accordance with and pursuant to the Investment Advisory and Management Agreement, except those resulting from acts constituting gross negligence, willful misfeasance, bad faith or reckless disregard of the duties that the Adviser owes to us under the Investment Advisory and Management and Management Agreement. In addition, as part of the Investment Advisory and Management Agreement, we have agreed to indemnify the Adviser and each of its officers, managers, partners, agents, employees, controlling persons, members and any other person or entity affiliated with the Adviser, including, without limitation, its general partner and the Administrator, and hold them harmless from and against all damages, liabilities, costs and expenses (including reasonable attorneys’ fees and amounts reasonably paid in settlement) incurred by such party in or by reason of any pending, threatened or completed action, suit, investigation or other proceeding (including an action or suit by or in the right of us or our security holders) arising out of or otherwise based upon the performance of any of the Adviser’s duties or obligations under the Investment Advisory and Management Agreement or otherwise as an investment adviser of us, except in respect of any liability to us or our security holders to which such party would otherwise be subject by reason of willful misfeasance, bad faith or gross negligence in the performance of the Adviser’s duties or by reason of the reckless disregard of the Adviser’s duties and obligations under the Investment Advisory and Management and Management Agreement. These protections may lead the Adviser to act in a riskier manner when acting on our behalf than the Adviser would when acting for its own account.

Our ability to enter into transactions with our affiliates is restricted.

We are prohibited under the 1940 Act from participating in certain transactions with our affiliates without the prior approval of our independent directors and, in some cases, the SEC. In addition, any person that is an affiliate of ours for purposes of the 1940 Act generally is prohibited from participating in certain transactions such as with, or buying or selling any security from or to us, absent the prior approval of our independent directors and, in some cases, of the SEC. We consider Crescent and its affiliates to be our affiliates for such purposes. The 1940 Act also prohibits certain “joint” transactions with certain of our affiliates, which could include investments in the same portfolio company, without prior approval of our independent directors and, in some cases, of the SEC. We are prohibited from buying or selling any security from or to any person who owns more than 25% of our voting securities or certain of that person’s affiliates, or entering into prohibited joint transactions with such persons, absent the prior approval of the SEC. If we are prohibited by applicable law from investing alongside Crescent’s investment funds, accounts and investment vehicles with respect to an investment opportunity, we may not be able to participate in such investment opportunity.

We may, however, invest alongside Crescent’s investment funds, accounts and investment vehicles in certain circumstances where doing so is consistent with our investment strategy as well as applicable law and SEC staff interpretations or exemptive orders. For example, we may invest alongside such investment funds, accounts and investment vehicles consistent with guidance promulgated by the SEC staff to purchase interests in a single class of privately placed securities so long as certain conditions are met, including that Crescent, acting on our behalf and on behalf of such investment funds, accounts and investment vehicles, negotiates no term other than price.

In situations where co-investment with investment funds, accounts and investment vehicles managed by Crescent is not permitted or appropriate, such as when there is an opportunity to invest in different securities of the same issuer or where the different investments could be expected to result in a conflict between our interests and those of Crescent’s clients, subject to the limitations described in the preceding paragraph, Crescent will need to decide which client will proceed with the investment. Similar restrictions limit our ability to transact business with our officers or directors or their affiliates. These restrictions will limit the scope of investment opportunities that would otherwise be available to us.

Crescent has been granted exemptive relief from the SEC, upon which we may rely, which permits greater flexibility to negotiate the terms of co-investments if our Board determines that it would be advantageous for us to co-invest with investment funds, accounts and investment vehicles managed by Crescent in a manner consistent with our investment objectives, positions, policies, strategies and restrictions as well as regulatory requirements and other pertinent factors. We believe that co-investment by us and investment funds, accounts and investment vehicles managed by Crescent may afford us additional investment opportunities and an ability to achieve a more varied portfolio. Accordingly, our exemptive order permits us to invest with investment funds, accounts and investment vehicles managed by Crescent in the same portfolio companies under circumstances in which such investments would otherwise not be permitted by the 1940 Act. The exemptive relief permitting co-investment transactions generally applies only if our independent directors and directors who have no financial interest in such transaction review and approve in advance each co-investment transaction. The exemptive relief provides that, if the size of a co-investment opportunity is insufficient to meet our and the other Crescent funds’ desired level of participation in full, allocations will generally be made pro rata based on capital available for investment, as determined, in our case, by our Board as well as the terms of our governing documents and those of such investment funds, accounts and investment vehicles. It is our policy to base our determinations on such factors as: the amount of cash on-hand, existing commitments and reserves, if any, our targeted leverage level, our targeted asset mix and diversification requirements and other investment policies and restrictions set by our Board or imposed by applicable laws, rules, regulations or interpretations. We expect that these determinations will be made similarly for investment funds, accounts and investment vehicles managed by Crescent. However, we can offer no assurance that investment opportunities will be allocated to us fairly or equitably in the short-term or over time.

Conflicts of interest may be created by the valuation process for certain portfolio holdings.

We make many of our portfolio investments in the form of loans and securities that are not publicly traded and for which no market-based price quotation is available. As a result, our investment adviser, as the Board’s valuation designee, will determine the fair value of these loans and securities as described elsewhere herein. Each of the interested members of our Board has an indirect pecuniary interest in our investment adviser. The participation of our investment adviser’s investment professionals in our valuation process, and the pecuniary interest in our investment adviser by certain members of our Board, could result in a conflict of interest as our investment adviser’s management fee is based on the value of our net asset.

Our Common Units are illiquid investments for which there is not a secondary market.

We do not know at this time what circumstances will exist in the future, and therefore we do not know what factors our Board will consider in contemplating a liquidity event in the future. We currently do not expect to complete a liquidity event within any specific time period, if at all, and we do not intend to undertake an Exchange Listing. If we choose to pursue some form of liquidity event, such event will be undertaken at the approval of our unitholders. Furthermore, even if we were to complete an initial public offering or listing on a national securities exchange to establish a secondary market for our Common Units or otherwise complete a liquidity event, investors may not receive a return of all of their invested capital as shares of closed-end investment companies and BDCs frequently trade at a discount from their net asset value. This characteristic of closed-end investment companies and BDCs is separate and distinct from the risk that our net asset value per Common Unit may decline. We cannot predict whether our Common Units, if listed on a national securities exchange, would trade at, above or below net asset value.

We operate in an increasingly competitive market for investment opportunities, which could make it difficult for us to identify and make investments that are consistent with our investment objectives.

A number of entities compete with us to make the types of investments that we make and plan to make. We compete with other BDCs, public and private funds, commercial and investment banks, commercial financing companies and, to the extent they provide an alternative form of financing, private equity and hedge funds. Many of our competitors are substantially larger and have considerably greater financial, technical and marketing resources than we do. For example, we believe some of our competitors may have access to funding sources that are not available to us. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which could allow them to consider a wider variety of investments and establish more relationships than us. Furthermore, many of our competitors are not subject to the regulatory restrictions that the 1940 Act imposes on us as a BDC or the source-of-income, asset diversification and distribution requirements we must satisfy to maintain our RIC qualification. The competitive pressures we face may have a material adverse effect on our business, financial condition, results of operations and cash flows. As a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.

With respect to the investments we make, we will not seek to compete based primarily on the interest rates we will offer, and we believe that some of our competitors may make loans with interest rates that will be lower than the rates we offer. In the secondary market for acquiring existing loans, we expect to compete generally on the basis of pricing terms. With respect to all investments, we may lose some investment opportunities if we do not match our competitors’ pricing, terms and structure. However, if we match our competitors’ pricing, terms and structure, we may experience decreased net interest income, lower yields and increased risk of credit loss. We may also compete for investment opportunities with investment funds, accounts and investment vehicles managed by Crescent. Although Crescent will allocate opportunities in accordance with its policies and procedures, allocations to such investment funds, accounts and investment vehicles will reduce the amount and frequency of opportunities available to us and may not be in the best interests of us and our unitholders. Moreover, the performance of investments will not be known at the time of allocation.

Our failure to make follow-on investments in our portfolio companies could impair the value of our portfolio.

Following an initial investment in a portfolio company, we may make additional investments in that portfolio company as “follow-on” investments, in seeking to:

•
increase or maintain in whole or in part our position as a creditor or equity ownership percentage in a portfolio company;
•
exercise warrants, options or convertible securities that were acquired in the original or subsequent financing; or
•
preserve or enhance the value of our investment.

We have discretion to make follow-on investments, subject to the availability of capital resources. Failure on our part to make follow-on investments may, in some circumstances, jeopardize the continued viability of a portfolio company and our initial investment, or may result in a missed opportunity for us to increase our participation in a successful operation.

Even if we have sufficient capital to make a desired follow-on investment, we may elect not to make a follow-on investment because we may not want to increase its level of risk, because we prefer other opportunities or because we are inhibited by compliance with BDC requirements of the Investment Company Act or the desire to qualify and maintain our qualification as a RIC.

Additionally, certain loans that we may make to portfolio companies may be secured on a second priority basis by the same collateral securing senior secured debt of such companies. The first priority liens on the collateral will secure the portfolio company’s obligations under any outstanding senior debt and may secure certain other future debt that may be permitted to be incurred by the portfolio company under the agreements governing the loans. The holders of obligations secured by first priority liens on the collateral will generally control the liquidation of, and be entitled to receive proceeds from, any realization of the collateral to repay their obligations in full before us. In addition, the value of the collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of all of the collateral would be sufficient to satisfy the loan obligations secured by the second priority liens after payment in full of all obligations secured by the first priority liens on the collateral. If such proceeds were not sufficient to repay amounts outstanding under the loan obligations secured by the second priority liens, then we, to the extent not repaid from the proceeds of the sale of the collateral, will only have an unsecured claim against the portfolio company’s remaining assets, if any.

We may also make unsecured loans to portfolio companies, meaning that such loans will not benefit from any interest in collateral of such companies. Liens on such portfolio companies’ collateral, if any, will secure the portfolio company’s obligations under its outstanding secured debt and may secure certain future debt that is permitted to be incurred by the portfolio company under its secured loan agreements. The holders of obligations secured by such liens will generally control the liquidation of, and be entitled to receive proceeds from, any realization of such collateral to repay their obligations in full before us. In addition, the value of such collateral in the event of liquidation will depend on market and economic conditions, the availability of buyers and other factors. There can be no assurance that the proceeds, if any, from sales of such collateral would be sufficient to satisfy our unsecured loan obligations after payment in full of all secured loan obligations. If such proceeds were not sufficient to repay the outstanding secured loan obligations, then our unsecured claims would rank equally with the unpaid portion of such secured creditors’ claims against the portfolio company’s remaining assets, if any. Additionally, we invest in unitranche loans (loans that combine both senior and subordinated debt, generally in a first lien position), which may provide for a waterfall of cash flow priority between different lenders in the unitranche loan. In certain instances, we may find another lender to provide the “first out” portion of such loan and retain the “last out” portion of such loan, in which case the “first out” portion of the loan would generally receive priority with respect to repayment of principal, interest and any other amounts due thereunder over the “last out” portion of the loan that we would continue to hold.

The rights we may have with respect to the collateral securing the loans we make to our portfolio companies with senior debt outstanding may also be limited pursuant to the terms of one or more intercreditor agreements that we enter into with the holders of such senior debt. Under a typical intercreditor agreement, at any time that obligations that have the benefit of the first priority liens are outstanding, any of the following actions that may be taken in respect of the collateral will be at the direction of the holders of the obligations secured by the first priority liens:

•
the ability to cause the commencement of enforcement proceedings against the collateral;
•
the ability to control the conduct of such proceedings;
•
the approval of amendments to collateral documents;
•
releases of liens on the collateral; and
•
waivers of past defaults under collateral documents.

We may not have the ability to control or direct such actions, even if its rights are adversely affected.

Regulations governing our operation as a BDC affect our ability to, and the way in which we may, raise additional capital.

We may issue debt securities or preferred stock and/or borrow money from banks or other financial institutions, which we refer to collectively as “senior securities,” up to the maximum amount permitted by the 1940 Act. Under the provisions of the 1940 Act, we will be permitted as a BDC to issue senior securities in amounts such that our asset coverage ratio, as defined in the 1940 Act, as amended, equals at least 150% of our gross assets less all liabilities and indebtedness not represented by senior securities, after each issuance of senior securities. If we issue senior securities, we will be exposed to typical risks associated with leverage, including an increased risk of loss.

We will be subject to corporate level income tax if we are unable to qualify as a RIC.

We intend to elect to be treated as a RIC under the Code and intend to operate in a manner so as to qualify for the U.S. federal income tax treatment applicable to RICs. As a RIC, we generally will not pay U.S. federal corporate-level income taxes on our income and net capital gains that we distribute (or are deemed to distribute) to our common unitholders as dividends on a timely basis. We will be subject to U.S. federal corporate-level income tax on any undistributed income and/or gains. To maintain our status as a RIC, we must meet certain source of income, asset diversification and annual distribution requirements. We may also be subject to certain U.S. federal excise taxes, as well as state, local and foreign taxes.

To qualify as a RIC under the Code, we must meet certain source-of-income, asset diversification and distribution requirements. The distribution requirement for a RIC is satisfied if we timely distribute an amount equal to at least 90% of our investment company taxable income (as defined by the Code, which generally includes net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any) to our common unitholders on an annual basis (the “Annual Distribution Requirement”). We will be subject, to the extent we use debt financing, to certain asset coverage ratio requirements under the 1940 Act and financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to qualify as a RIC. If we are unable to obtain cash from other sources, we may fail to qualify as a RIC and, thus, may be subject to corporate-level income tax.

The Annual Distribution Requirement will be satisfied if we distribute dividends to our common unitholders in respect of each taxable year of an amount generally at least equal to 90% of its investment company taxable income, determined without regard to any deduction for distributions paid. In this regard, a RIC may, in certain cases, satisfy the Annual Distribution Requirement by distributing dividends relating to a taxable year after the close of such taxable year under the “spillback dividend” provisions of Subchapter M of the Code. We will be subject to tax, at regular corporate rates, on any retained income and/or gains, including any short-term capital gains or long-term capital gains. We will be subject to a 4% nondeductible U.S. federal excise tax on certain undistributed income unless we distribute in a timely manner an amount at least equal to the sum of (1) 98% of our ordinary income for each calendar year, (2) 98.2% of our capital gain net income for the current one-year period ending October 31 in that calendar year and (3) any income realized, but not distributed, in preceding years (to the extent that U.S. federal income tax was not imposed on such amounts) less certain over-distributions in the prior year (collectively, the “Excise Tax”). Because we use debt financing, we are subject to (i) an asset coverage ratio requirement under the Investment Company Act and are subject to (ii) certain financial covenants under loan and credit agreements that could, under certain circumstances, restrict us from making distributions necessary to satisfy the distribution requirements. If we are unable to obtain cash from other sources, or chose or be required to retain a portion of our taxable income or gains, we could (i) be required to pay the Excise Tax and (ii) fail to qualify for RIC tax treatment, and thus become subject to corporate-level income tax on our taxable income (including gains).

To qualify as a RIC, in addition to the Annual Distribution Requirement, we must also meet certain annual source of income requirements at the end of each taxable year (the “90% Income Test”) and asset diversification requirements at the end of each calendar quarter (the “Diversification Tests”). Failure to meet these tests may result in our having to (a) dispose of certain investments quickly or (b) raise additional capital in order to prevent the loss of our qualifications as a RIC. Because most of our investments will be in private or thinly traded public companies and are generally illiquid, any such dispositions could be made at disadvantageous prices and may result in substantial losses. If we fail to qualify as a RIC for any reason and become subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distributions to our common unitholders and the amount of funds available for new investments. Such a failure would have a material adverse effect on us and our common unitholders.

The 90% Income Test will be satisfied if we earn at least 90% of its gross income each taxable year from dividends, interest, gains from the sale of stock or securities, or other income derived from the business of investing in stock or securities. The Diversification Tests will be satisfied if we meet certain asset diversification requirements at the end of each quarter of our taxable year. To satisfy the Diversification Tests, at least 50% of the value of our assets at the close of each quarter of each taxable year must consist of cash, cash equivalents (including receivables), U.S. government securities, securities of other RICs, and other acceptable securities, and no more than 25% of the value of its assets can be invested in the securities, other than U.S. government securities or securities of other RICs, of one issuer, of two or more issuers that are controlled, as determined under applicable Code rules, by us and that are engaged in the same or similar or related trades or businesses or of certain “qualified publicly traded partnerships.” Failure to meet these requirements may result in us having to dispose of certain investments quickly in order to prevent the loss of RIC status. Because most of our investments will be in private companies, and therefore will be relatively illiquid, any such dispositions could be made at disadvantageous prices and could result in substantial losses.

We may invest in certain debt and equity investments through taxable subsidiaries and the net taxable income of these taxable subsidiaries will be subject to federal and state corporate income taxes. We also may invest in certain foreign debt and equity investments that could be subject to foreign taxes (such as income tax, withholding, and value added taxes). If we fail to maintain RIC tax treatment for any reason and are subject to corporate income tax, the resulting corporate taxes could substantially reduce our net assets, the amount of income available for distribution, and the amount of our distributions.

We may have difficulty paying our required distributions if we recognize income before, or without, receiving cash representing such income.

For U.S. federal income tax purposes, we generally are required to include in income certain amounts that we have not yet received in cash, such as the accretion of OID. This may arise if we receive warrants in connection with the making of a loan and in other circumstances, or through contracted PIK interest, which represents contractual interest added to the loan principal balance and due at the end of the loan term. Such OID, which could be significant relative to our overall investment activities or increases in loan balances as a result of contracted PIK arrangements, will be included in income before we receive any corresponding cash payments. We also may be required to include in income certain other amounts that we will not receive in cash, including, for example, amounts attributable to hedging and foreign currency transactions.

Since in certain cases we may recognize income before or without receiving cash in respect of such income, we may have difficulty meeting the requirement to distribute at least 90% of our net ordinary income and net short-term capital gains in excess of net long-term capital losses, if any, to qualify and maintain our qualification as a RIC. In such a case, we may have to sell some of our investments at times we would not consider advantageous, raise additional debt or equity capital or reduce new investment originations to meet these distribution requirements. If we are not able to obtain such cash from other sources, we may fail to qualify as a RIC and thus be subject to corporate-level income tax. Such a failure could have a material adverse effect on us and on any investment in us.

Our investments in OID and PIK interest income may expose us to risks associated with such income being required to be included in accounting income and taxable income prior to receipt of cash.

Our investments may include OID and PIK instruments. To the extent OID and PIK interest income constitute a portion of our income, we will be exposed to risks associated with such income being required to be included in an accounting income and taxable income prior to receipt of cash, including the following:

•
OID instruments and PIK securities may have unreliable valuations because the accretion of OID as interest income and the continuing accruals of PIK securities require judgments about their collectability and the collectability of deferred payments and the value of any associated collateral;
•
OID income may also create uncertainty about the source of our cash distributions;
•
OID instruments may create heightened credit risks because the inducement to the borrower to accept higher interest rates in exchange for the deferral of cash payments typically represents, to some extent, speculation on the part of the borrower;
•
for accounting purposes, cash distributions to unitholders that include a component of accreted OID income do not come from paid-in capital, although they may be paid from offering proceeds. Thus, although a distribution of accreted OID income may come from the cash invested by the unitholders, the 1940 Act does not require that unitholders be given notice of this fact;
•
generally, we must recognize income for income tax purposes no later than when it recognizes such income for accounting purposes;
•
the higher interest rates on PIK securities reflects the payment deferral and increased credit risk associated with such instruments and PIK securities generally represent a significantly higher credit risk than coupon loans;
•
even if accounting conditions are met, borrowers on such securities could still default when our actual collection is expected to occur at the maturity of the obligation;

In addition, the deferral of PIK interest also reduces the loan-to-value ratio at a compounding rate.

Our business could be adversely affected in the event we default under our existing credit facility or any future credit or other borrowing facility.

We have entered, and in the future may enter, into one or more credit facilities. The closing of any credit facility is contingent on a number of conditions including, without limitation, the negotiation and execution of definitive documents relating to such credit facility. If we obtain any additional credit facilities, we intend to use borrowings under such credit facilities to make additional investments and for other general corporate purposes. However, there can be no assurance that we will be able to close such additional credit facilities or obtain other financing.

In the event we default under our current credit facility or any other future borrowing facility, our business could be adversely affected as we may be forced to sell a portion of our investments quickly and prematurely at what may be disadvantageous prices to us in order to meet our outstanding payment obligations and/or support working capital requirements under the relevant credit facility or such future borrowing facility, any of which would have a material adverse effect on our business, financial condition, results of operations and cash flows. In addition, following any such default, the agent for the lenders under the relevant credit facility or any future borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which would have a material adverse effect on our business, ability to pay dividends, financial condition, results of operations and cash flows. If we were unable to obtain a waiver of a default from the lenders or holders of that indebtedness, as applicable, those lenders or holders could accelerate repayment under that indebtedness, which might result in cross-acceleration of other indebtedness. An acceleration could have a material adverse impact on our business, financial condition and results of operations.

In addition, following any such default, the agent for the lenders under the relevant credit facility or such future credit or other borrowing facility could assume control of the disposition of any or all of our assets, including the selection of such assets to be disposed and the timing of such disposition, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Lastly, as a result of any such default, we may be unable to obtain additional leverage, which could, in turn, affect our return on capital.

We are subject to a 150% asset coverage requirement.

Under the Investment Company Act, a BDC is allowed to increase the maximum amount of leverage it may incur from an asset coverage ratio of 200% to an asset coverage ratio of 150% if certain requirements are met. The reduced asset coverage requirement permits a BDC to borrow up to two dollars for every dollar it has in assets less all liabilities and indebtedness not represented by senior securities issued by it. In accordance with applicable SEC staff guidance and interpretations,with the unitholder approval, we, as a BDC, are now permitted to borrow amounts such that our asset coverage ratio is at least 150% The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

Leverage magnifies the potential for loss on investments in our indebtedness and on invested equity capital. As we may use leverage to partially finance our investments, you will experience increased risks of investing in our securities. If the value of our assets increases, then leveraging would cause the net asset value attributable to our Common Units to increase more sharply than it would have had we not leveraged our business. Similarly, any increase in our income in excess of interest payable on the borrowed funds would cause our net investment income to increase more than it would have without the leverage, while any decrease in our income would cause net investment income to decline more sharply than it would have had we not borrowed. Such a decline could negatively affect our ability to make distributions or pay dividends on our Common Units, make scheduled debt payments or other payments related to our securities. Leverage is generally considered a speculative investment technique. See “Risk Factors—Risks Relating to Our Business and Structure—Our strategy involves a high degree of leverage. We intend to continue to finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.”

We are and may be subject to restrictions under our credit facility and any future credit or other borrowing facility that could adversely impact our business.

Our current credit facility, and any future borrowing facility, may be backed by all or a portion of our loans and securities on which the lenders may have a security interest. We may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instrument we enter into with lenders. Like with our current credit facility, we expect that any future security interests we grant will be set forth in a pledge and security agreement and evidenced by the filing of financing statements by the agent for the lenders, and we expect that the custodian for our securities serving as collateral for such loan would include in the custodian’s electronic systems notices indicating the existence of such security interests and, following notice of occurrence of an event of default, if any, and during its continuance, will only accept transfer instructions with respect to any such securities from the lender or its designee. Under our current credit facility, we are subject to customary events of default. If we were to default under the terms of our current credit facility or any future borrowing facility, the agent for the applicable lenders would be able to assume control of the timing of disposition of the assets pledged under the facility, which could include any or all of our assets securing such debt. Such remedial action would have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, the security interests as well as negative covenants under our current credit facility or any other future borrowing facility may limit our ability to create liens on assets to secure additional debt and may make it difficult for us to restructure or refinance indebtedness at or prior to maturity or obtain additional debt or equity financing. In addition, if our borrowing base under our current credit facility or any other borrowing facility were to decrease, we would be required to secure additional assets in an amount equal to any borrowing base deficiency. In the event that all of our assets are secured at the time of such a borrowing base deficiency, we could be required to repay advances under the relevant credit facility or any other borrowing facility or make deposits to a collection account, either of which could have a material adverse impact on our ability to fund future investments and to pay dividends.

In addition, under our current credit facility, or any other future borrowing facility, we may be limited as to how borrowed funds may be used, which may include restrictions on geographic and industry concentrations, loan size, payment frequency and status, average life, collateral interests and investment ratings, as well as regulatory restrictions on leverage which may affect the amount of funding that may be obtained.

There may also be certain requirements relating to portfolio performance, including required minimum portfolio yield and limitations on delinquencies and charge-offs, a violation of which could limit further advances and, in some cases, result in an event of default. An event of default under our current credit facility or any other borrowing facility could result in an accelerated maturity date for all amounts outstanding thereunder, which could have a material adverse effect on our business and financial condition. This could reduce our revenues and, by delaying any cash payment allowed to us under the relevant credit facility or any other borrowing facility until the lenders have been paid in full, reduce our liquidity and cash flow and impair our ability to grow our business and maintain our qualification as a RIC.

In addition to regulatory or existing credit facility requirements that restrict our ability to raise capital, any future debt facilities may contain various covenants that, if not complied with, could accelerate repayment under such debt facilities, thereby materially and adversely affecting our liquidity, financial condition and results of operations.

Agreements covering our current credit facility require and future agreements governing any debt facilities may require us to comply with certain financial and operational covenants. These covenants may include, among other things:

•
restrictions on the level of indebtedness that we are permitted to incur in relation to the value of our assets;
•
restrictions on our ability to incur liens; and
•
maintenance of a minimum level of unitholders’ equity.

Our compliance with these covenants depends on many factors, some of which are beyond our control. For example, depending on the condition of the public debt and equity markets and pricing levels, unrealized depreciation in our portfolio may increase in the future. Any such increase could result in our inability to comply with an obligation to restrict the level of indebtedness that we are able to incur in relation to the value of our assets or to maintain a minimum level of unitholders’ equity.

Accordingly, there are no assurances that we will be able to comply with the covenants in our current credit facility or future agreements governing any debt facilities we enter into. Failure to comply with these covenants could result in a default under these debt facilities, that, if we were unable to obtain a waiver from the lenders or holders of such indebtedness, as applicable, such lenders or holders could accelerate repayment under such indebtedness and thereby have a material adverse impact on our business, financial condition and results of operations.

We intend to finance our investments with borrowed money, which magnifies the potential for gain or loss on amounts invested and increase the risk of investing in us. The risks of investment in a highly leveraged fund include volatility and possible distribution restrictions.

The use of leverage magnifies the potential for gain or loss on amounts invested. The use of leverage is generally considered a speculative investment technique and increases the risks associated with investing in our securities. However, we have borrowed from, and may in the future issue debt securities to, banks, insurance companies and other lenders. Lenders of these funds have fixed dollar claims on our assets that are superior to the claims of the holders of our Common Units, and we would expect such lenders to seek recovery against our assets in the event of a default. We have and may pledge up to 100% of our assets and may grant a security interest in all of our assets under the terms of any debt instruments we may enter into with lenders. In addition, under the terms of our current credit facility and any borrowing facility or other debt instrument we may enter into, we are likely to be required to use the net proceeds of any investments that we sell to repay a portion of the amount borrowed under such facility or instrument before applying such net proceeds to any other uses. If the value of our assets decreases, leveraging would cause net asset value to decline more sharply than it otherwise would have had we not leveraged, thereby magnifying losses or eliminating our stake in a leveraged investment. Similarly, any decrease in our revenue or income will cause our net income to decline more sharply than it would have had we not borrowed. Such a decline would also negatively affect our ability to make dividend payments on our Common Units or preferred units. Our ability to service any debt will depend largely on our financial performance and will be subject to prevailing economic conditions and competitive pressures. In addition, holders of our Common units will bear the burden of any increase in our expenses as a result of our use of leverage, including interest expenses and any increase in the base management fee payable to our investment adviser.

There can be no assurance that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our current credit facility or otherwise in an amount sufficient to enable us to repay our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before it matures. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. If we cannot service our indebtedness, we may have to take actions such as selling assets or seeking additional equity. There can be no assurance that any such actions, if necessary, could be effected on commercially reasonable terms or at all, or on terms that would not be disadvantageous to unitholders or on terms that would not require us to breach the terms and conditions of our future debt agreements.

As a BDC, we are generally required to meet a coverage ratio of total assets to total borrowings and other senior securities, which include all of our borrowings and any preferred units that we may issue in the future, of at least 150%. If this ratio declines below 150%, we will not be able to incur additional debt and could be required to sell a portion of our investments to repay some debt when it is otherwise disadvantageous for us to do so. This could have a material adverse effect on our operations, and we may not be able to make distributions. The amount of leverage that we employ will depend on our investment adviser’s assessment of market and other factors at the time of any proposed borrowing. We cannot assure unitholders that we will be able to obtain credit at all or on terms acceptable to it.

Investors in our Common Units may not receive dividends, or our dividends may not grow over time.

We intend to make distributions on a quarterly basis to our unitholders out of assets legally available for distribution. We cannot assure you that we will achieve investment results that will allow us to make a specified level of cash distributions or year-to-year increases in cash distributions.

In addition, due to the asset coverage test applicable to us as a BDC, we may be limited in our ability to make distributions. Any future credit or other borrowing facilities into which we enter may also limit our ability to declare dividends if we default under certain provisions. Further, if we invest a greater amount of assets in equity securities that do not pay current dividends, it could reduce the amount available for distribution.

The majority of our portfolio investments are recorded at fair value as determined in good faith by the Adviser as Valuation Designee subject to the oversight of our Board and, as a result, there may be uncertainty as to the value of our portfolio investments.

Many of our portfolio investments will take the form of loans and securities that are not publicly traded. The fair value of loans, securities and other investments that are not publicly traded may not be readily determinable, and we will value these investments at fair value as determined by the Adviser as Valuation Designee in good faith in accordance with Rule 2a-5 and subject to oversight of our Board, including to reflect significant events affecting the value of our investments. Most, if not all, of our investments (other than cash and cash equivalents) will be classified as Level 3 under the FASB Accounting Standards Codification, Fair Value Measurements and Disclosures (ASC Topic 820). This means that our portfolio valuations will be based on unobservable inputs and our own assumptions about how market participants would price the asset or liability in question. We expect that inputs into the determination of fair value of our portfolio investments will require significant management judgment or estimation. Even if observable market data are available, such information may be the result of consensus pricing information or broker quotes, which include a disclaimer that the broker would not be held to such a price in an actual transaction. The non-binding nature of consensus pricing and/or quotes accompanied by disclaimers materially reduces the reliability of such information. We intend to retain the services of one or more independent service providers to review the valuation of these loans and securities. However, the ultimate determination of fair value will be made by the Adviser as Valuation Designee subject to the oversight of our Board and not by such third-party valuation firm. The types of factors that the Valuation Designee may take into account in determining the fair value of our investments generally include, as appropriate, comparison to publicly-traded securities including such factors as yield, maturity and measures of credit quality, the enterprise value of a portfolio company, the nature and realizable value of any collateral, the portfolio company’s ability to make payments and its earnings and discounted cash flow, the markets in which the portfolio company does business, changes in the interest rate environment and the credit markets generally that may affect the price at which similar investments may be made in the future, comparisons to publicly traded companies, relevant credit market indices and other relevant factors.

Because such valuations, and particularly valuations of private securities and private companies, are inherently uncertain, may fluctuate over short periods of time and may be based on estimates, our determinations of fair value may differ materially from the values that would have been used if a ready market for these loans and securities existed. Also, since these valuations are, to a large extent, based on estimates, comparisons and qualitative evaluations of private information, our fair valuation process could make it more difficult for investors to accurately value our investments and could lead to undervaluation or overvaluation of our securities. In addition, the valuation of these types of securities may result in substantial write-downs and earnings volatility. Also, privately held companies frequently have less diverse product lines and smaller market presence than larger public competitors.

Our NAV could be adversely affected if our determinations regarding the fair value of our investments were materially higher than the values that we ultimately realize upon the disposal of such loans and securities. Further, our NAV as of a particular date may be materially greater than or less than the value that would be realized if our assets were to be liquidated as of such date. For example, if we were required to sell a certain asset or all or a substantial portion of our assets on a particular date, the actual price that we would realize upon the disposition of such asset or assets could be materially less than the value of such asset or assets as reflected in our NAV. Volatile market conditions could also cause reduced liquidity in the market for certain assets, which could result in liquidation values that are materially less than the values of such assets as reflected in the NAV.

We will adjust quarterly the valuation of our portfolio to reflect the fair value of each investment in our portfolio. Any changes in fair value are recorded in our statement of operations as net change in unrealized appreciation or depreciation.

Legislative or other actions relating to taxes could have a negative effect on us.

The rules dealing with U.S. federal income taxation are constantly under review by persons involved in the legislative process and by the IRS and the U.S. Treasury Department. We cannot predict with certainty how any changes in the tax laws might affect us, our common unitholders, or our portfolio companies. New legislation and any U.S. Treasury regulations, administrative interpretations or court decisions interpreting such legislation could significantly and negatively affect our ability to qualify for tax treatment as a RIC or the U.S. federal income tax consequences to us and our common unitholders of such qualification or could have other adverse consequences. Unitholders are urged to consult with their tax advisor regarding tax legislative, regulatory, or administrative developments and proposals and their potential effect on an investment in our securities.

Changes to United States tariff and import/export regulations may have a negative effect on our portfolio companies and, in turn, harm us.

There have recently been significant changes to U.S. trade policies, treaties and tariffs, and there is ongoing discussion and commentary regarding further potential changes. There continues to exist significant uncertainty about the future relationship between the U.S. and other countries with respect to such trade policies, treaties and tariffs. These developments, or the perception that any of them could occur, may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the U.S. Any of these factors could depress economic activity and restrict our portfolio companies’ access to suppliers or customers and have a material adverse effect on their business, financial condition and results of operations, which in turn would negatively impact us.

The lack of liquidity in our investments may adversely affect our business.

All of our assets may be invested in illiquid loans and securities, and a substantial portion of our investments in leveraged companies will be subject to legal and other restrictions on resale or will otherwise be less liquid than more broadly traded public securities. The illiquidity of these investments may make it difficult for us to sell such investments if the need arises. In addition, if we are required to liquidate all or a portion of its portfolio quickly, we may realize significantly less than the value at which it has previously recorded its investments. Some of our debt investments may contain interest rate reset provisions that may make it more difficult for the borrowers to make periodic interest payments to us. In addition, some of our debt investments may not pay down principal until the end of their lifetimes, which could result in a substantial loss to us if the portfolio companies are unable to refinance or repay their debts at maturity.

Our Adviser and Administrator each have the ability to resign on 120 days’ and 60 days’ notice, respectively, and we may not be able to find a suitable replacement within that time, resulting in a disruption in operations that could adversely affect our financial condition, business and results of operations.

Our Adviser has the right under the Investment Advisory and Management Agreement to resign as our investment adviser at any time upon not less than 120 days’ written notice, whether we have found a replacement or not. Similarly, our administrator has the right under the Administration Agreement to resign at any time upon not less than 60 days’ written notice, whether we have found a replacement or not. If the Adviser or administrator were to resign, we may not be able to find a new investment adviser or administrator, as applicable, or hire internal management with similar expertise and ability to provide the same or equivalent services on acceptable terms within 120 days or 60 days, respectively, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial condition, business and results of operations as well as our ability to pay distributions to our common unitholders are likely to be adversely affected and the market price of our shares may decline. In addition, the coordination of our internal management and investment or administrative activities, as applicable, is likely to suffer if we are unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our investment adviser and administrator, as applicable. Even if we are able to retain a comparable service provider or individuals performing such services are retained, whether internal or external, their integration and lack of familiarity with our investment objectives may result in additional costs and time delays that may adversely affect our business, financial condition, results of operations and cash flows.

We may not be able to obtain all required state licenses.

We may be required to obtain various state licenses in order to, among other things, originate commercial loans. Applying for and obtaining required licenses can be costly and take several months. There is no assurance that we will obtain all of the licenses that we need on a timely basis. Furthermore, we will be subject to various information and other requirements in order to obtain and maintain these licenses, and there is no assurance that we will satisfy those requirements. Our failure to obtain or maintain licenses might restrict investment options and have other adverse consequences.

We are exposed to risks associated with changes in interest rates.

General interest rate fluctuations may have a substantial negative impact on our investments and investment opportunities and, accordingly, may have a material adverse effect on our investment objectives and our net investment income. Because we borrow money and may issue debt securities or preferred units to make investments, our net investment income is dependent upon the difference between the rate at which we borrow funds or pay interest or dividends on such debt securities or preferred stock and the rate at which we invest these funds. If market rates decrease we may earn less interest income from investments made during such lower rate environment. From time to time, we may also enter into certain hedging transactions, such as futures, options, currency options, forward contracts, interest rate swaps, caps, collars and floors to mitigate our exposure to changes in interest rates. In addition, we may increase our floating rate investments to position the portfolio for rate increases. However, we cannot assure you that such transactions will be successful in mitigating our exposure to interest rate risk. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We may be the target of litigation.

Our investment activities subject us to litigation relating to the bankruptcy process and the normal risks of becoming involved in litigation by third parties. This risk is somewhat greater where we exercise control or significant influence over a portfolio company’s direction. Any litigation could result in substantial costs and divert management’s attention and resources from our business and cause a material adverse effect on our business, financial condition and results of operations.

Risks Relating to Our Investments

Price declines and illiquidity in the corporate debt markets may adversely affect the fair value of our portfolio investments, reducing NAV through increased net unrealized depreciation.

As a BDC, we are required to carry our investments at market value or, if no market value is ascertainable, at fair value as determined in good faith by our Board, as described elsewhere herein.

When an external event such as a purchase transaction, public offering or subsequent equity sale occurs, we use the pricing indicated by the external event to corroborate our valuation. While most of our investments are not publicly traded, applicable accounting standards require us to assume as part of our valuation process that our investments are sold in a principal market to market participants (even if we plan on holding an investment through its maturity). As a result, volatility in the capital markets can also adversely affect our investment valuations. We record decreases in the market values or fair values of our investments as unrealized depreciation. Declines in prices and liquidity in the corporate debt markets may result in significant net unrealized depreciation in our portfolio. The effect of all of these factors on our portfolio may reduce our NAV by increasing net unrealized depreciation in our portfolio. Depending on market conditions, we could incur substantial realized losses and may suffer additional unrealized losses in future periods, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity, and rising interests rates may make it more difficult for portfolio companies to make periodic payments on their loans.

Our portfolio companies may be unable to repay or refinance outstanding principal on their loans at or prior to maturity. This risk and the risk of default is increased to the extent that the loan documents do not require the portfolio companies to pay down the outstanding principal of such debt prior to maturity. In addition, if general interest rates rise, there is a risk that our portfolio companies will be unable to pay escalating interest amounts, which could result in a default under their loan documents with us. Any failure of one or more portfolio companies to repay or refinance its debt at or prior to maturity or the inability of one or more portfolio companies to make ongoing payments following an increase in contractual interest rates could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Inflation may adversely affect the business, results of operations and financial condition of our portfolio companies.

Certain of our portfolio companies may be in industries that have been, or are expected to be, impacted by inflation. U.S. inflation rates have fluctuated in recent periods, and remain well above historical levels over the past several decades. Inflationary pressures have increased the costs of labor, energy and raw materials and have adversely affected consumer spending, economic growth and our portfolio companies’ operations. If these portfolio companies are unable to pass any increases in their costs of operations along to their customers, it could adversely affect their operating results and impact their ability to pay interest and principal on our loans, particularly if interest rates rise in response to inflation. In addition, any projected future decreases in our portfolio companies’ operating results due to inflation could adversely impact the fair value of those investments. Any decreases in the fair value of our investments could result in future realized or unrealized losses and therefore reduce our net assets resulting from operations.

We typically invest in middle-market companies, which involves higher risk than investments in large companies.

Investment in private and middle-market companies involves a number of significant risks. Generally, limited public information exists about these companies, and we will rely on the ability of Crescent’s investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on its investments. Middle-market companies may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold, which may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that it may have obtained in connection with its investment. In addition, such companies typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns. Additionally, middle-market companies are more likely to depend on the management talents and efforts of a small group of persons. Therefore, the death, disability, resignation or termination of one or more of these persons could have a material adverse impact on one or more of the portfolio companies we invest in and, in turn, on us. Middle-market companies also may be parties to litigation and may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence. In addition, our executive officers, directors and the Adviser may, in the ordinary course of business, be named as defendants in litigation arising from our investments in portfolio companies.

In addition, investment in middle-market companies involves a number of other significant risks, including:

•
they typically have shorter operating histories, narrower product lines and smaller market shares than larger businesses, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as general economic downturns;
•
they generally have less predictable operating results, may from time to time be parties to litigation, may be engaged in rapidly changing businesses with products subject to a substantial risk of obsolescence, and may require substantial additional capital to support their operations, finance expansion or maintain their competitive position;
•
changes in laws and regulations, as well as their interpretations, may adversely affect their business, financial structure or prospects; and
•
they may have difficulty accessing the capital markets to meet future capital needs, which may limit their ability to grow or to repay their outstanding indebtedness upon maturity.

Our investments may be risky and we could lose all or part of our investment.

The debt that we invest in is typically not initially rated by any rating agency, but we believe that if such investments were rated, they would be below investment grade (rated lower than “Baa3” by Moody’s Investors Service, lower than “BBB-” by Fitch Ratings or lower than “BBB-” by Standard & Poor’s Ratings Services). Below investment grade securities have predominantly speculative characteristics with respect to the issuer’s capacity to pay interest and repay principal. Bonds that are rated below investment grade are sometimes referred to as “high yield bonds” or “junk bonds.” Therefore, our investments may result in an above average amount of risk and volatility or loss of principal. While the debt we invest in is often secured, such security does not guarantee that we will receive principal and interest payments according to the terms of the loan, or that the value of any collateral will be sufficient to allow us to recover all or a portion of the outstanding amount of the loan should we be forced to enforce our remedies.

Some of the loans in which we may invest directly or indirectly through investments in collateralized debt obligations (“CDOs”), collateralized loan obligations (“CLOs”) or other types of structured entities may be “covenant-lite” loans, which means the loans contain fewer covenants than other loans (in some cases, none) and may not include terms which allow the lender to monitor the performance of the borrower and declare a default if certain criteria are breached. An investment by us in a covenant-lite loan may potentially hinder the ability to reprice credit risk associated with the issuer and reduce the ability to restructure a problematic loan and mitigate potential loss. We may also experience delays in enforcing our rights under covenant-lite loans. Furthermore, we will generally not have direct rights against the underlying borrowers or entities that sponsor CLOs, which means we will not be able to directly enforce any rights and remedies in the event of a default of a loan held by a CLO vehicle. As a result of these risks, our exposure to losses may be increased, which could result in an adverse impact on our net income and net asset value.

We also may invest in assets other than first and second lien and subordinated debt investments, including high-yield securities, U.S. government securities, credit derivatives and other structured securities and certain direct equity investments. These investments entail additional risks that could adversely affect our investment returns.

Investments in equity securities, many of which are illiquid with no readily available market, involve a substantial degree of risk.

We may purchase common and other equity securities. Although common stock has historically generated higher average total returns than fixed income securities over the long-term, common stock also has experienced significantly more volatility in those returns.

The equity securities we acquire may fail to appreciate and may decline in value or become worthless and our ability to recover our investment will depend on the underlying portfolio company’s success. Investments in equity securities involve a number of significant risks, including:

•
any equity investment we make in a portfolio company could be subject to further dilution as a result of the issuance of additional equity interests and to serious risks as a junior security that will be subordinate to all indebtedness (including trade creditors) or senior securities in the event that the issuer is unable to meet its obligations or becomes subject to a bankruptcy process;
•
to the extent that the portfolio company requires additional capital and is unable to obtain it, we may not recover our investment; and
•
in some cases, equity securities in which we invest will not pay current dividends, and our ability to realize a return on our investment, as well as to recover our investment, will be dependent on the success of the portfolio company.

Even if the portfolio company is successful, our ability to realize the value of our investment may be dependent on the occurrence of a liquidity event, such as a public offering or the sale of the portfolio company. It is likely to take a significant amount of time before a liquidity event occurs or we can otherwise sell our investment. In addition, the equity securities we receive or invest in may be subject to restrictions on resale during periods in which it could be advantageous to sell them.

There are special risks associated with investing in preferred securities, including:

•
preferred securities may include provisions that permit the issuer, at its discretion, to defer distributions for a stated period without any adverse consequences to the issuer. If we own a preferred security that is deferring its distributions, we may be required to report income for tax purposes before we receive such distributions;
•
preferred securities are subordinated to debt in terms of priority to income and liquidation payments, and therefore will be subject to greater credit risk than debt;
•
preferred securities may be substantially less liquid than many other securities, such as common stock or U.S. government securities; and
•
generally, preferred security holders have no voting rights with respect to the issuing company, subject to limited exceptions.

Additionally, when we invest in first lien senior secured loans (including “unitranche” loans, which are loans that combine both senior and subordinated debt, generally in a first lien position), junior debt, senior secured loans or subordinated debt, we may acquire warrants or other equity securities as well. Our goal is ultimately to dispose of such equity interests and realize gains upon our disposition of such interests. However, the equity interests we receive may not appreciate in value and, in fact, may decline in value. Accordingly, we may not be able to realize gains from our equity interests and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

We may be subject to risks associated with syndicated loans.

From time to time, our investments may consist of syndicated loans that were not originated by us or our investment adviser. Under the documentation for such loans, a financial institution or other entity typically is designated as the administrative agent and/or collateral agent. This agent is granted a lien on any collateral on behalf of the other lenders and distributed payments on the indebtedness as they are received. The agent is the party responsible for administering and enforcing the loan and generally may take actions only in accordance with the instructions of a majority or two-thirds in commitments and/or principal amount of the associated indebtedness. Accordingly, we may be precluded from directing such actions unless we or our investment adviser is the designated administrative agent or collateral agent or we act together with other holders of the indebtedness. If we are unable to direct such actions, we cannot assure you that the actions taken will be in our best interests.

There is a risk that a loan agent may become bankrupt or insolvent. Such an event would delay, and possibly impair, any enforcement actions undertaken by holders of the associated indebtedness, including attempts to realize upon the collateral securing the associated indebtedness and/or direct the agent to take actions against the related obligor or the collateral securing the associated indebtedness and actions to realize on proceeds of payments made by obligors that are in the possession or control of any other financial institution. In addition, we may be unable to remove the agent in circumstances in which removal would be in our best interests. Moreover, agented loans typically allow for the agent to resign with certain advance notice.

The disposition of our investments may result in contingent liabilities.

We currently expect that substantially all of our investments will involve loans and private securities. In connection with the disposition of an investment in loans and private securities, we may be required to make representations about the business and financial affairs of the portfolio company typical of those made in connection with the sale of a business. We may also be required to indemnify the purchasers of such investment to the extent that any such representations turn out to be inaccurate or with respect to potential liabilities. These arrangements may result in contingent liabilities that ultimately result in funding obligations that we must satisfy through its return of distributions previously made to us.

Our subordinated investments may be subject to greater risk than investments that are not similarly subordinated.

We may make subordinated investments that rank below other obligations of the borrower in right of payment. Subordinated investments are subject to greater risk of default than senior obligations as a result of adverse changes in the financial condition of the borrower or in general economic conditions. If we make a subordinated investment in a portfolio company, the portfolio company may be highly leveraged, and its relatively high debt-to-equity ratio may create increased risks that its operations might not generate sufficient cash flow to service all of its debt obligations.

There may be circumstances in which our debt investments could be subordinated to claims of other creditors or we could be subject to lender liability claims.

If one of our portfolio companies were to go bankrupt, even though we may have structured our interest as senior debt, depending on the facts and circumstances, a bankruptcy court might recharacterize our debt holding as an equity investment and subordinate all or a portion of our claim to that of other creditors. In addition, lenders can be subject to lender liability claims for actions taken by them where they become too involved in the borrower’s business or exercise control over the borrower. For example, we could become subject to a lender’s liability claim, if, among other things, we actually render significant managerial assistance.

We may hold the debt securities of leveraged companies.

Investment in leveraged companies involves a number of significant risks. Leveraged companies in which we invest may have limited financial resources and may be unable to meet their obligations under their loans and debt securities that we hold. Such developments may be accompanied by a deterioration in the value of any collateral and a reduction in the likelihood of our realizing any guarantees that it may have obtained in connection with our investment. Smaller leveraged companies also may have less predictable operating results and may require substantial additional capital to support their operations, finance their expansion or maintain their competitive position.

Leveraged companies may experience bankruptcy or similar financial distress. The bankruptcy process has a number of significant inherent risks. Many events in a bankruptcy proceeding are the product of contested matters and adversary proceedings and are beyond the control of the creditors. A bankruptcy filing by a portfolio company may adversely and permanently affect the portfolio company. If the proceeding is converted to a liquidation, the value of the portfolio company may not equal the liquidation value that was believed to exist at the time of the investment. The duration of a bankruptcy proceeding is also difficult to predict, and a creditor’s return on investment can be adversely affected by delays until the plan of reorganization or liquidation ultimately becomes effective.

The administrative costs in connection with a bankruptcy proceeding are frequently high and would be paid out of the debtor’s estate prior to any return to creditors. Because the standards for classification of claims under bankruptcy law are vague, our influence with respect to the class of securities or other obligations that we own may be lost by increases in the number and amount of claims in the same class or by different classification and treatment. In the early stages of the bankruptcy process, it is often difficult to estimate the extent of, or even to identify, any contingent claims that might be made. In addition, certain claims that have priority by law (for example, claims for taxes) may be substantial.

Our portfolio companies may incur debt or issue equity securities that rank equally with, or senior to, our investments in such companies.

Our portfolio companies may have, or may be permitted to incur, other debt, or issue other equity securities, that rank equally with, or senior to, our investments. By their terms, such instruments may provide that the holders are entitled to receive payment of dividends, interest or principal on or before the dates on which we are entitled to receive payments in respect of our investments. These debt investments would usually prohibit the portfolio companies from paying interest on or repaying our investments in the event and during the continuance of a default under such debt. Also, in the event of insolvency, liquidation, dissolution, reorganization or bankruptcy of a portfolio company, holders of securities ranking senior to our investment in that portfolio company typically are entitled to receive payment in full before we receive any distribution in respect of our investment. After repaying such holders, the portfolio company may not have any remaining assets to use for repaying its obligation to us. In the case of securities ranking equally with our investments, we would have to share on an equal basis any distributions with other security holders in the event of an insolvency, liquidation, dissolution, reorganization or bankruptcy of the relevant portfolio company.

The rights we may have with respect to the collateral securing any junior priority loans we make to our portfolio companies may also be limited pursuant to the terms of one or more intercreditor agreements (including agreements governing “first out” and “last out” structures) that we enter into with the holders of senior debt. Under such an intercreditor agreement, at any time that senior obligations are outstanding, we may forfeit certain rights with respect to the collateral to the holders of the senior obligations. These rights may include the right to commence enforcement proceedings against the collateral, the right to control the conduct of such enforcement proceedings, the right to approve amendments to collateral documents, the right to release liens on the collateral and the right to waive past defaults under collateral documents. We may not have the ability to control or direct such actions, even if as a result our rights as junior lenders are adversely affected.

When we are a debt or minority equity investor in a portfolio company, we are often not in a position to exert influence on the entity, and other equity holders and management of the company may make decisions that could decrease the value of our investment in such portfolio company.

When we make debt or minority equity investments, we are subject to the risk that a portfolio company may make business decisions with which we disagree and the other equity holders and management of such company may take risks or otherwise act in ways that do not serve our interests. As a result, a portfolio company may make decisions that could decrease the value of our investment.

Our portfolio companies may be highly leveraged.

Some of our portfolio companies may be highly leveraged, which may have adverse consequences to these companies and to us as an investor. These companies may be subject to restrictive financial and operating covenants and the leverage may impair these companies’ ability to finance their future operations and capital needs. As a result, these companies’ flexibility to respond to changing business and economic conditions and to take advantage of business opportunities may be limited. Further, a leveraged company’s income and net assets will tend to increase or decrease at a greater rate than if borrowed money were not used.

Our investments in foreign companies may involve significant risks in addition to the risks inherent in U.S. investments.

Our investment strategy contemplates potential investments in foreign companies. Investing in foreign companies may expose us to additional risks not typically associated with investing in U.S. companies. These risks include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes (potentially at confiscatory levels), less liquid markets, less available information than is generally the case in the U.S., higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations, lack of uniform accounting and auditing standards and greater price volatility.

Although we expect most of our investments will be U.S. dollar denominated, our investments that are denominated in a foreign currency will be subject to the risk that the value of a particular currency will change in relation to one or more other currencies. Among the factors that may affect currency values are trade balances, the level of short-term interest rates, differences in relative values of similar assets in different currencies, long-term opportunities for investment and capital appreciation and political developments. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us.

The due diligence process that the Adviser undertakes in connection with our investments may not reveal all the facts that may be relevant in connection with an investment.

The Adviser’s due diligence may not reveal all of a company’s liabilities and may not reveal other weaknesses in its business. There can be no assurance that our due diligence process will uncover all relevant facts that would be material to an investment decision. Before making an investment in, or a loan to, a company, the Adviser will assess the strength and skills of the company’s management team and other factors that it believes are material to the performance of the investment. In making the assessment and otherwise conducting customary due diligence, the Adviser will rely on the resources available to it and, in some cases, an investigation by third parties. This process is particularly important and highly subjective with respect to newly organized entities because there may be little or no information publicly available about the entities. We may make investments in, or loans to, companies, including middle market companies, which are not subject to public company reporting requirements, including requirements regarding preparation of financial statements, and will, therefore, depend upon the compliance by investment companies with their contractual reporting obligations and the ability of the Adviser’ investment professionals to obtain adequate information to evaluate the potential returns from investing in these companies. If we and the Adviser are unable to uncover all material information about these companies, we may not make a fully informed investment decision and may lose money on our investments. As a result, the evaluation of potential investments and the ability to perform due diligence on and effective monitoring of investments may be impeded, and we may not realize the returns that it expects on any particular investment. In the event of fraud by any company in which we invest or with respect to which we make a loan, we may suffer a partial or total loss of the amounts invested in that company.

We may be subject to additional risks from investing in non-U.S. securities.

The 1940 Act generally requires that 70% of our investments be in issuers each of whom is organized under the laws of, and has its principal place of business in, any state of the United States, the District of Columbia, Puerto Rico, the Virgin Islands or any other possession of the United States. However, our portfolio may include debt securities of non-U.S. companies, including emerging market issuers, to the limited extent such transactions and investments would not cause us to violate the 1940 Act. We expect that these investments would focus on the same secured debt, unsecured debt and related equity security investments that we make in U.S. middle-market companies and, accordingly, would be complementary to our overall strategy and enhance the diversity of our holdings. Investing in loans and securities of emerging market issuers involves many risks including economic, social, political, financial, tax and security conditions in the emerging market, potential inflationary economic environments, regulation by foreign governments, different accounting standards and political uncertainties. Economic, social, political, financial, tax and security conditions also could negatively affect the value of emerging market companies. These factors could include changes in exchange control regulations, political and social instability, expropriation, imposition of foreign taxes, less liquid markets and less available information than is generally the case in the United States, higher transaction costs, less government supervision of exchanges, brokers and issuers, less developed bankruptcy laws, difficulty in enforcing contractual obligations or judgments or foreclosing on collateral, lack of uniform accounting and auditing standards and greater price volatility.

Engaging in either hedging transactions or investing in foreign loans and securities would entail additional risks to our unitholders. We could, for example, use instruments such as interest rate swaps, caps, collars and floors and, if we were to invest in foreign loans and securities, we could use instruments such as forward contracts or currency options and borrow under a credit facility in currencies selected to minimize our foreign currency exposure. In each such case, we generally would seek to hedge against fluctuations of the relative values of our portfolio positions from changes in market interest rates or currency exchange rates. Hedging against a decline in the values of our portfolio positions would not eliminate the possibility of fluctuations in the values of such positions or prevent losses if the values of the positions declined. However, such hedging could establish other positions designed to gain from those same developments, thereby offsetting the decline in the value of such portfolio positions. Such hedging transactions could also limit the opportunity for gain if the values of the underlying portfolio positions increased. Moreover, it might not be possible to hedge against an exchange rate or interest rate fluctuation that was so generally anticipated that we would not be able to enter into a hedging transaction at an acceptable price.

While we may enter into such transactions to seek to reduce currency exchange rate and interest rate risks, unanticipated changes in currency exchange rates or interest rates could result in poorer overall investment performance than if we had not engaged in any such hedging transactions. In addition, the degree of correlation between price movements of the instruments used in a hedging strategy and price movements in the portfolio positions being hedged could vary. Moreover, for a variety of reasons, we might not seek to establish a perfect correlation between the hedging instruments and the portfolio holdings being hedged. Any such imperfect correlation could prevent us from achieving the intended hedge and expose us to risk of loss. In addition, it might not be possible for us to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in non-U.S. currencies because the value of those loans and securities would likely fluctuate as a result of factors not related to currency fluctuations.

We may not realize anticipated gains on the equity interests in which we invest.

When we invest in loans and debt securities, we may acquire warrants or other equity securities of portfolio companies as well. We may also invest in equity securities directly. To the extent we hold equity investments, we will attempt to dispose of them and realize gains upon such disposition. However, the equity interests we receive may not appreciate in value and, may decline in value. As a result, we may not be able to realize gains from our equity interests, and any gains that we do realize on the disposition of any equity interests may not be sufficient to offset any other losses we experience.

Changes in healthcare laws and other regulations applicable to some of our portfolio companies businesses may constrain their ability to offer their products and services.

Changes in healthcare or other laws and regulations applicable to the businesses of some of our portfolio companies may occur that could increase their compliance and other costs of doing business, require significant systems enhancements, or render their products or services less profitable or obsolete, any of which could have a material adverse effect on their results of operations. There has also been an increased political and regulatory focus on healthcare laws in recent years, and new legislation could have a material effect on the business and operations of some of our portfolio companies.

Our investments in the consumer products and services sector are subject to various risks including cyclical risks associated with the overall economy.

General risks of companies in the consumer products and services sector include cyclicality of revenues and earnings, economic recession, currency fluctuations, changing consumer tastes, extensive competition, product liability litigation and increased government regulation. Generally, spending on consumer products and services is affected by the health of consumers. Companies in the consumer products and services sectors are subject to government regulation affecting the permissibility of using various food additives and production methods, which regulations could affect company profitability. A weak economy and its effect on consumer spending would adversely affect companies in the consumer products and services sector.

Our investments in technology companies are subject to many risks, including volatility, intense competition, shortened product life cycles, litigation risk and periodic downturn.

We have invested and will continue investing in technology companies, many of which may have narrow product lines and small market shares, which tend to render them more vulnerable to competitors’ actions and market conditions, as well as to general economic downturns. The revenues, income (or losses), and valuations of technology-related companies can and often do fluctuate suddenly and dramatically. In addition, technology related markets are generally characterized by abrupt business cycles and intense competition, where the leading companies in any particular category may hold a highly concentrated percentage of the overall market share.

Therefore, our portfolio companies may face considerably more risk of loss than do companies in other industry sectors.

The effect of global climate change may impact the operations of our portfolio companies.

Climate change creates physical and financial risk and some of our portfolio companies may be adversely affected by climate change. For example, the needs of customers of energy companies vary with weather conditions, primarily temperature and humidity. To the extent weather conditions are affected by climate change, energy use could increase or decrease depending on the duration and magnitude of any changes. Increases in the cost of energy could adversely affect the cost of operations of our portfolio companies if the use of energy products or services is material to their business. A decrease in energy use due to weather changes may affect some of our portfolio companies' financial condition, through decreased revenues. Extreme weather conditions or events (including wildfires, droughts, hurricanes and floods), which may become more severe and frequent as a result of climate change, in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions. Other risks associated with climate change include transition risks, such as risks related to the impact of climate-related legislation and regulation (both domestically and internationally), political and policy risks, as well as risks related to climate-related business trends, including changes in technology and consumer preferences.

General Risk Factors

Economic recessions or downturns could impair our portfolio companies, and defaults by our portfolio companies will harm our operating results.

Many of the portfolio companies in which we expect to make investments are likely to be susceptible to economic slowdowns or recessions and may be unable to repay their loans during such periods. Therefore, the number of our assets is likely to increase and the value of our portfolio is likely to decrease during such periods. Macroeconomic factors such as real GDP growth, consumer confidence, supply chain disruptions, inflation, employment levels, oil prices, interest rates, tax rates, foreign currency exchange rate fluctuations and other macroeconomic trends can adversely affect customer demand for the products and services that our portfolio companies offer and may adversely impact their businesses or financial results. In addition, although we invest primarily in companies located in the United States, our portfolio companies may rely on parts or supplies manufactured outside the United States. As a result, any event causing a disruption of imports, including natural disasters, public health crises, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to our portfolio companies, which may negatively impact their businesses or financial results.

Adverse economic conditions may also decrease the value of collateral securing some of our loans and debt securities and the value of our equity investments. If the value of collateral underlying our loan declines during the term of the loan, a portfolio company may not be able to obtain the necessary funds to repay the loan at maturity through refinancing. Decreasing collateral value may hinder a portfolio company’s ability to refinance our loan because the underlying collateral cannot satisfy the debt service coverage requirements necessary to obtain new financing. Thus, economic slowdowns or recessions could lead to financial losses in our portfolio and a decrease in revenues, net income and assets. Unfavorable economic conditions also could increase our funding costs, limit its access to the capital markets or result in a decision by lenders not to extend credit to us. We consider a number of factors in making our investment decisions, including, but not limited to, the financial condition and prospects of a portfolio company and its ability to repay our loan. Unfavorable economic conditions could negatively affect the valuations of our portfolio companies and, as a result, make it more difficult for such portfolio companies to repay or refinance our loan. Therefore, these events could prevent us from increasing our investments and harm our operating results. A portfolio company’s failure to satisfy financial or operating covenants imposed by us or other lenders could lead to defaults and, potentially, acceleration of the time when the loans are due, termination of the portfolio company’s loans and foreclosure on its assets, which could trigger cross-defaults under other agreements and jeopardize its ability to meet its obligations under the loans and debt securities that we hold. We may incur expenses to the extent necessary to seek recovery upon default or to negotiate new terms with a defaulting portfolio company, which may include the waiver of certain financial covenants. Furthermore, if one of our portfolio companies were to file for bankruptcy protection, depending on the facts and circumstances, including the extent to which we actually provide significant managerial assistance to that portfolio company, a bankruptcy court might our debt holding and subordinate all or a portion of our claim to claims of other creditors, even though we may have structured our investment as senior secured debt.

In addition, the failure of certain financial institutions, namely banks, may increase the possibility of a sustained deterioration of financial market liquidity, or illiquidity at clearing, cash management and/or custodial financial institutions. The failure of a bank (or banks) with which we and/or our portfolio companies have a commercial relationship could adversely affect, among other things, our and/or our portfolio companies’ ability to pursue key strategic initiatives, including by affecting our or our portfolio company’s ability to access deposits or borrow from financial institutions on favorable terms. Additionally, if a portfolio company or its sponsor has a commercial relationship with a bank that has failed or is otherwise distressed, the portfolio company may experience issues receiving financial support from a sponsor to support its operations or consummate transactions, to the detriment of their business, financial condition and/or results of operations. In addition, such bank failure(s) could affect, in certain circumstances, the ability of both affiliated and unaffiliated including syndicate banks or other fund vehicles, to undertake and/or execute transactions with us, which in turn may result in fewer opportunities being made available to us or impact our ability to provide additional support to portfolio companies. Our ability and our portfolio companies to spread banking relationships among multiple institutions may be limited by certain contractual arrangements, including liens placed on our respective assets as a result of a bank agreeing to provide financing.

Downgrades by rating agencies to the U.S. government’s credit rating or concerns about its credit and deficit levels in general, could cause interest rates and borrowing costs to rise, which may negatively impact both the perception of credit risk associated with our debt portfolio and our ability to access the debt markets on favorable terms. In addition, a decreased U.S. government credit rating could create broader financial turmoil and uncertainty, which may weigh heavily on our financial performance and the value of our Common Units.

The current global financial market situation, as well as various social and political circumstances in the U.S. and around the world, including wars and other forms of conflict, terrorist acts, security operations and catastrophic events such as fires, floods, earthquakes, tornadoes, hurricanes, adverse effects of climate crisis and global health epidemics, may contribute to increased market volatility and economic uncertainties or deterioration in the U.S. and worldwide. Additionally, the U.S. government’s credit and deficit concerns, the European sovereign debt crisis, and the potential trade war with China, could cause interest rates to be volatile, which may negatively impact our ability to access the debt markets on favorable terms.

The impact of events described above on our portfolio companies could impact their ability to make payments on their loans on a timely basis and may impact their ability to continue making their loan payments on a timely basis or meeting their loan covenants. The inability of portfolio companies to make timely payments or meet loan covenants may in the future require us to undertake amendment actions with respect to our investments or to restructure our investments, which may include the need for us to make additional investments in our portfolio companies (including debt or equity investments) beyond any existing commitments, exchange debt for equity, or change the payment terms of our investments to permit a portfolio company to pay a portion of its interest through payment-in-kind, which would defer the cash collection of such interest and add it to the principal balance, which would generally be due upon repayment of the outstanding principal.

We are dependent on information systems and systems failures could significantly disrupt our business, which may, in turn, negatively affect our liquidity, financial condition or results of operations.

Our business is dependent on our and third parties’ communications and information systems. Further, in the ordinary course of our business we or our investment adviser may engage certain third party service providers to provide us with services necessary for our business. Any failure or interruption of those systems or services, including as a result of the termination or suspension of an agreement with any third-party service providers, could cause delays or other problems in our business activities. Our financial, accounting, data processing, backup or other operating systems and facilities may fail to operate properly or become disabled or damaged as a result of a number of factors including events that are wholly or partially beyond our control and adversely affect our business. There could be:

•
sudden electrical or telecommunications outages;
•
natural disasters such as earthquakes, tornadoes and hurricanes;
•
disease pandemics;
•
events arising from local or larger scale political or social matters, including terrorist acts; and
•
cyber-attacks.

These events, in turn, could have a material adverse effect on our business, financial condition and operating results and negatively affect the NAV of our Common Units and our ability to pay dividends to our common unitholders.

Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships.

A cyber incident is considered to be any adverse event that threatens the confidentiality, integrity or availability of our information resources. These incidents may be an intentional attack or an unintentional event and could involve gaining unauthorized access to our information systems for purposes of misappropriating assets, stealing confidential information, corrupting data or causing operational disruption. The result of these incidents may include disrupted operations, misstated or unreliable financial data, liability for stolen information, misappropriation of assets, increased cybersecurity protection and insurance costs, litigation and damage to our business relationships. This could result in significant losses, reputational damage, litigation, regulatory fines or penalties, or otherwise adversely affect our business, financial condition or results of operations. In addition, we may be required to expend significant additional resources to modify its protective measures and to investigate and remediate vulnerabilities or other exposures arising from operational and security risks. We face risks posed to our information systems, both internal and those provided to it by third-party service providers. We, our investment adviser and its affiliates have implemented processes, procedures and internal controls to help mitigate cybersecurity risks and cyber intrusions, but these measures, as well as our increased awareness of the nature and extent of a risk of a cyber-incident, may be ineffective and do not guarantee that a cyber-incident will not occur or that our financial results, operations or confidential information will not be negatively impacted by such an incident.

Third parties with which we do business (including those that provide services to us) may also be sources or targets of cybersecurity or other technological risks. We outsource certain functions and these relationships allow for the storage and processing of our information and assets, as well as certain investor, counterparty, employee and borrower information.

While we engage in actions to reduce our exposure resulting from outsourcing, ongoing threats may result in unauthorized access, loss, exposure or destruction of data, or other cybersecurity incidents, with increased costs and other consequences, including those described above. Privacy and information security laws and regulation changes, and compliance with those changes, may also result in cost increases due to system changes and the development of new administrative processes.

We will face costs associated with our reporting obligations.

In connection with our election to be regulated as a BDC, we are required to be subject to the reporting requirements of the Exchange Act. These requirements include the preparation and filing of annual, quarterly, and current reports, as well as proxy statements and other information. Compliance with these requirements involves significant legal, accounting, and other expenses. These costs may increase over time due to changes in SEC rules and regulations, or as our business grows and becomes more complex. The financial burden of these compliance costs could have an adverse effect on our business, financial condition, and results of operations.

New or modified laws or regulations governing our operations may adversely affect our business.

We and our portfolio companies are subject to regulation by laws at the U.S. federal, state and local levels. These laws and regulations, as well as their interpretation, may change from time to time, including as the result of interpretive guidance or other directives from the U.S. President and others in the executive branch, and new laws, regulations and interpretations may also come into effect. Any such new or changed laws or regulations could have a material adverse effect on our business. In addition, if we do not comply with applicable laws and regulations, we could lose any licenses that we then hold for the conduct of our business and may be subject to civil fines and criminal penalties.

Additionally, changes to the laws and regulations governing our operations, including those associated with RICs, may cause us to alter our investment strategy in order to avail ourselves of new or different opportunities or result in the imposition of corporate level taxes on us. Such changes could result in material differences to the strategies and plans set forth therein and may shift our investment focus from the areas of Crescent’s expertise to other types of investments in which Crescent may have little or no expertise or experience. Any such changes, if they occur, could have a material adverse effect on our results of operations and the value of an investor’s investment.

Further, there has been increasing commentary amongst regulators and intergovernmental institutions, including the Financial
Stability Board and International Monetary Fund, on the topic of so called “shadow banking” (a term generally taken to refer to credit intermediation involving entities and activities outside the regulated banking system). We are an entity outside the regulated banking system and certain of our activities may be argued to fall within this definition and, in consequence, may be subject to regulatory developments. As a result, we and the Adviser could be subject to increased levels of oversight and regulation. This could increase costs and limit operations. In an extreme eventuality, it is possible that such regulations could render our continued operation unviable and lead to our premature termination or restructuring.

We are subject to risks associated with artificial intelligence and machine learning technology.

Recent technological advances in artificial intelligence and machine learning technology pose risks to our Company and our portfolio investments. Our Company and our portfolio investments could be exposed to the risks of artificial intelligence and machine learning technology if third-party service providers or any counterparties, whether or not known to our Company, also use artificial intelligence and machine learning technology in their business activities. We and our portfolio companies may not be in a position to control the use of artificial intelligence and machine learning technology in third-party products or services.

Use of artificial intelligence and machine learning technology could include the input of confidential information in contravention of applicable policies, contractual or other obligations or restrictions, resulting in such confidential information becoming part accessible by other third-party artificial intelligence and machine learning technology applications and users. The use of artificial intelligence and machine learning technology by our competitors may adversely affect our portfolio companies' performance.

Independent of its context of use, artificial intelligence and machine learning technology is generally highly reliant on the collection and analysis of large amounts of data, and it is not possible or practicable to incorporate all relevant data into the model that artificial intelligence and machine learning technology utilizes to operate. Certain data in such models will inevitably contain a degree of inaccuracy and error-potentially materially so-and could otherwise be inadequate or flawed, which would be likely to degrade the effectiveness of artificial intelligence and machine learning technology. To the extent that we or our portfolio investments are exposed to the risks of artificial intelligence and machine learning technology use, any such inaccuracies or errors could have adverse impacts on our Company or our investments.Artificial intelligence and machine learning technology and its applications, including in the private investment and financial sectors, continue to develop rapidly, and it is impossible to predict the future risks that may arise from such developments.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management, Strategy and Governance

The Company is externally managed by the Adviser and has no employees or internal information systems. Thus, the Company relies on the Adviser and the Administrator, their parent company, Crescent, as well as the custodian and other service providers to protect the Company’s information from cybersecurity threats. The Company’s chief compliance officer (the “CCO”), together with Crescent’s Head of Information Technology, oversee the Company's risk management policies and procedures related to cybersecurity risks, subject to the oversight of the Board. Crescent uses various security tools and procedures that help the Company identify, escalate, investigate, resolve and recover from cybersecurity incidents in a timely manner.

The CCO and Crescent also review key Company service providers’ compliance and risk management policies and procedures related to cybersecurity matters, evaluate such service providers’ use of information systems which have the potential to subject the Company to information technology vulnerabilities and receives reports from the Company’s service providers regarding any cybersecurity threats and incidents. As part of the oversight of the Company’s key service providers, Crescent engages a third-party consultant to conduct a cybersecurity assessment and preparedness analysis on such service providers on an annual basis. The CCO and the Head of Information Technology provide regular reports to the Board regarding significant risks to the Company, including, among others, those relating to cybersecurity. In addition, the CCO informs the Board regarding material cybersecurity matters as they arise. The Company has also adopted policies and procedures designed to ensure the timely disclosure of any material cybersecurity incidents.

Crescent follows National Institute of Standards and Technology standards for cybersecurity risk management and has put policies, controls and multiple layers of security in place to safeguard its systems and data, including those of the Company. In particular, Crescent deploys specialized security technology and operational controls including, but not limited to firewalls, anti-virus systems, multi-factor authentication, restricted access, and electronic surveillance/monitoring. Crescent conducts regular testing to assess information technology vulnerabilities and employee cybersecurity awareness, utilizes third-party technology solutions for real-time vulnerability management, and engages third-party consultants to conduct cybersecurity assessments and preparedness analyses periodically. Crescent also requires all employees, including those of the Adviser and the Administrator, to complete comprehensive cybersecurity training at least annually.

Crescent’s Head of Information Technology has over 30 years of business experience managing risks from cybersecurity threats and developing and implementing cybersecurity policies and procedures. Our CCO has over 15 years of experience advising on and managing compliance risks, including those related to cybersecurity, and developing and implementing policies and procedures to address such risks. Team members who support our information security and compliance programs also have relevant educational and industry experience.

Since our commencement of operations, we have not experienced a material information security breach incident and we are not aware of any cybersecurity risks that are reasonably likely to materially affect our business. However, future incidents could have a material impact on our business strategy, results of operations, or financial condition. See “Item 1A. Risk Factors— Cybersecurity risks and cyber incidents may adversely affect our business by causing a disruption to our operations, a compromise or corruption of our confidential information and/or damage to our business relationships.”

Item 2. PROPERTIES

We maintain our principal executive office at 11100 Santa Monica Boulevard, Suite 2000, Los Angeles, California 90025. We do not own any real estate or other physical properties materially important to our operations.

Item 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, are any material legal proceedings threatened against us. We may be a party to certain lawsuits in the normal course of business, including proceedings relating to the enforcement of our rights under loans to or other contracts with our portfolio companies. Furthermore, third parties may try to seek to impose liability on us in connection with our activities or the activities of our portfolio companies. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED UNITHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Units are offered and sold in private offerings exempt from registration under the Securities Act under Section 4(a)(2) and Regulation D. There is no public market for our Common Units currently, nor can we give any assurance that one will develop.

Holders

As of March 6, 2026, there was one holder of record of our Common Units.

To the extent that we have income available, we intend to make distributions to holders of our Common Units out of assets legally available for distribution. We elected to be taxed as a RIC under Subchapter M of the Code. To qualify for and maintain our RIC tax status, we intend to distribute at least 90% of our ICTI (as defined by the Code, which generally includes net ordinary income and net short-term taxable gains) to our holders of our Common Units in respect of each taxable year and to distribute net capital gains (that is, net long-term capital gains in excess of net short-term capital losses), if any, at least annually out of the assets legally available for such distributions as well as satisfy other applicable requirements under the Code. See “Item 1. Business - Certain U.S. Federal Income Tax Considerations."

We cannot assure you that we will achieve results that will permit us to pay any cash distributions and we will be prohibited from making distributions if doing so would cause us to fail to maintain the asset coverage ratios stipulated by the 1940 Act.

Item 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained in this section should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Annual Report. Some of the statements in this section (including in the following discussion) constitute forward-looking statements, which relate to future events or the future performance or financial condition of CCS IX Portfolio Holdings, LLC (the “Fund,” “we,” “us,” or “our”). The forward-looking statements contained in this section involve a number of risks and uncertainties. Please see “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” for a discussion of uncertainties, risks and assumptions associated with these statements.

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

We are managed by Crescent Capital Group LP ("Crescent"), or the Adviser, pursuant to our Investment Advisory and Management Agreement, dated as of December 31, 2024, or the Investment Advisory and Management Agreement. Our administrator, CCAP Administration LLC, or the Administrator, an affiliate of Crescent, provides certain administrative and other services necessary for us to operate pursuant to an Administration Agreement, dated as of December 31, 2024, or the Administration Agreement. An affiliate of the Adviser and the Administrator also serve as the investment adviser and administrator, respectively, of Crescent Capital BDC, Inc, a publicly-traded BDC since 2015 and Crescent Private Credit Income Corp., a non-traded BDC since 2022.

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

Our investment objective is accomplished through

•
accessing the origination channels that have been developed and established by Crescent;
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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Changes in the economic environment, financial markets and any other parameters used in determining such estimates could cause actual results to differ materially. The critical accounting policies and estimates should be read in connection with our risk factors as disclosed herein.

For a description of our critical accounting policies and estimates, see Note 2 “Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Valuation of Portfolio Investments, Revenue Recognition, Non-Accrual Investments, Distribution Policy, and Income Taxes.

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

The Investment Adviser

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Crescent is majority owned by Sun Life Financial Inc. (together with its subsidiaries and joint ventures, “Sun Life”).

Revenues

We generate revenue primarily in the form of interest income on debt investments and capital gains and distributions, if any, on equity securities that we may acquire in portfolio companies. Certain investments may have contractual payment-in-kind, or PIK, interest, or dividends. PIK represents accrued interest or accumulated dividends that are added to the loan principal of the investment on the respective interest or dividend payment dates rather than being paid in cash and generally becomes due at maturity or upon being called by the issuer. PIK is recorded as interest or dividend income, as applicable. We also generate revenue in the form of commitment or origination fees. Loan origination fees, original issue discount and market discount or premium are capitalized, and we accrete or amortize such amounts into income over the life of the loan using the effective yield method.

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

Expenses

Our primary operating expenses include the payment of management fees to the Adviser under the Investment Advisory and Management and Management Agreement, our allocable portion of overhead expenses under the Administration Agreement with our Administrator, and other operating costs. The management fee payable by us under the Investment Advisory and Management Agreement compensates the Adviser for its work in identifying, evaluating, negotiating, closing and monitoring our investments. We bear all other out-of-pocket costs and expenses of our operations and transactions, including:

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

The Adviser agreed to advance all of our organization expenses on our behalf until the commencement of the Fund's operations. Subsequent to the commencement of operations on February 13, 2025, any such expenses incurred by us, including the reimbursements to the Adviser, will be expensed as incurred subject to the Expense Support and Conditional Reimbursement Agreement between us and the Adviser, effective as of January 1, 2025, or the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

As of December 31, 2025, our asset coverage ratio was 158%.

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of December 31, 2025
Investment Type	Fair Value	Percentage
Unitranche First Lien	$434.9	94.9%
Equity & Other	23.2	5.1
Total Investments	$458.1	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the Year Ended
December 31, 2025
New investments at cost:
Unitranche First Lien	$432.3
Equity	24.6
Total Investments	$456.9
Proceeds from investments sold or repaid:
Unitranche First Lien	$3.7
Total Proceeds	$3.7
Net increase (decrease) in portfolio	$453.2

The following table presents certain selected information regarding our investment portfolio:

As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	9.0%
Percentage of debt bearing a floating rate (at fair value)	100.0%
Percentage of debt bearing a fixed rate (at fair value)	-%
Number of portfolio companies	6

(1) Includes performing debt and other income producing investments (excluding investments on non-accrual). As of December 31, 2025, there were no investments on non-accrual status.

The following table shows the amortized cost and fair value of our performing and non-accrual debt and income producing debt securities.

($ in millions)	As of December 31, 2025
	Cost	% of Cost	Fair Value	% of Fair Value
Performing	$428.6	100.0%	$434.9	100.0%
Non-Accrual	-	0.0%	-	0.0%
Total	$428.6	100.0%	$434.9	100.0%

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. As of December 31, 2025, we had no investments on non-accrual status.

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

($ in millions)	As of December 31, 2025
	Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio
1	$-	-%
2	458.1	100.0
3	-	-
4	-	-
5	-	-
Total	$458.1	100.0%

RESULTS OF OPERATIONS

Summary Consolidated Statement of Operations

($ in millions)	For the Year Ended December 31, 2025	For the Period from March 12, 2024 (Inception) to December 31, 2024
Total investment income	$29.5	$-
Total net expenses, including taxes	10.7	-
Net investment income	$18.8	$-
Net unrealized appreciation (depreciation) on investments and cash equivalents	5.0	-
Net realized and unrealized gains (losses)	$5.0	$-
Net increase (decrease) in net assets resulting from operations	$23.8	$-

Net income can vary substantially from period to period due to various factors, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

For the year ended December 31, 2025, total investment income was $29.5 million. We expect total investment income to continue to increase with the growing portfolio.

For the year ended December 31, 2025, total net expenses were $10.7 million. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets during periods of asset growth and to increase during periods of asset declines.

For the year ended December 31, 2025, we recorded net unrealized gains on investments and cash equivalents of $5.0 million.

We commenced investment operations on February 13, 2025. As a result, we did not have any investment operations during the period from March 12, 2024 (Inception) to December 31, 2024.

Investment income

(in $ millions)	For the Year Ended December 31, 2025	For the Period from March 12, 2024 (Inception) to December 31, 2024
Interest from investments	$26.6	$-
Paid-in-kind interest	2.9	-
Other income	0.0	-
Total investment income	$29.5	$-

For the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024, total investment income, which includes interest income and accretion of OID, was $29.5 million and $0 million, respectively. The increase was a result of commencing investment operations in February 2025. We expect total investment income to continue to increase with the growing portfolio.

Net expenses

(in $ millions)	For the Year Ended December 31, 2025	For the Period from March 12, 2024 (Inception) to December 31, 2024
Interest and other debt financing costs	$7.0	$-
Management fees	0.6	-
Organizational costs	0.3	1.1
Professional fees	0.4	-
Directors’ fees	0.1	-
Administrative services expense	0.5	0.1
Other general and administrative expenses	0.6	-
Total expenses	$9.5	$1.2
Expense support reimbursement	1.2	(1.2)
Net expenses	$10.7	$-
Provision for income and excise taxes	-	-
Total	$10.7	$-

Net investment income

For the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024 net investment income was $18.8 million and $0.0 million, respectively.

Net realized and unrealized gains (losses) on investments

For the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024 net realized gains (losses) and unrealized appreciation (depreciation) on investments was $5.0 and $0.0 million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

Net increase in net assets resulting from operations

For the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024 net increase in net assets resulting from operations were $23.8 million and $0.0 million, respectively.

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

During the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) to December 31, 2024, we did not enter into any hedging contracts.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

The primary uses of our cash and cash equivalents are for (1) investments in portfolio companies and other investments; (2) the cost of operations (including paying the Adviser and the Administrator); (3) debt service, repayment, and other financing costs; and (4) cash distributions to unitholders. We expect to generate additional liquidity from (1) capital contributions from unitholders; (2) cash flows from operations, including earnings on investments, as well as interest earned from the temporary investment of cash in cash-equivalents, U.S. securities and other high-quality debt investments that mature in one year or less; and (3) borrowings from banks, including secured borrowings, and (4) any other financing arrangements we may enter into in the future.

As of December 31, 2025, we had $546.6 million in cash and cash equivalents and $280.0 million of undrawn capacity on our credit facilities (as defined below) subject to borrowing base and other limitations. As of December 31, 2025, we believe we had sufficient assets and liquidity to adequately cover future obligations under our unfunded commitments based on current cash, availability under our credit facility, short term investments and ongoing principal repayments on debt investment assets.

As of December 31, 2025 we were in compliance with our asset coverage requirements under the 1940 Act. In addition, we were in compliance with all the financial covenant requirements of our credit facility as of December 31, 2025. However, an increase in realized losses or unrealized depreciation of our investment portfolio or significant reductions in our net asset value as a result of the effects of the rising rate environment and the potential for a recession increase the risk of breaching the relevant covenants requirements. Any breach of these requirements may adversely affect the access to sufficient debt and equity capital.

Equity Activity

Pursuant to a purchase and contribution agreement entered into between us and CCS IX Holdings, L.P., CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since our commencement of investment operations on February 13, 2025 and through December 31, 2025, CCS IX Holdings, L.P. has contributed an aggregate of $382.1 million.

Secured Borrowings

As of December 31, 2025, we had $518.4 million of secured borrowings outstanding. Our secured borrowings bore interest at a weighted average rate of 4.26% for the year ended December 31, 2025. The weighted average borrowing outstanding for the year ended December 31, 2025 was $60.5 million. We recorded $2.6 million of interest expense in connection with secured borrowings for the year ended December 31, 2025.

JPM Funding Facility

	As of December 31, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$400	$120	$280	$120

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of December 31, 2025 the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the year December 31, 2025 was 6.59%. The weighted average debt of the borrowings outstanding for the year ended December 31, 2025 was $66.7 million.

On May 21, 2025, we entered into a Loan and Security Agreement (as subsequently amended and restated on November 21, 2025, the “JPM Funding Facility”), among us, as Servicer, CCS IX SPV, LLC, our wholly-owned subsidiary (the “Borrower”), as Borrower, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator, and Securities Intermediary, and JPMorgan Chase Bank, National Association as Administrative Agent. The JPM Funding Facility provides a secured credit facility of $400 million, with a reinvestment period ending May 21, 2028 and a final maturity date of May 21, 2030. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $1 billion. In addition, on May 21, 2025, we, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement (the “Contribution Agreement,” and together with the JPM Funding

Facility, the “Borrower Agreements”), pursuant to which we will sell or contribute to the Borrower certain originated or acquired loans and other corporate debt securities and related assets (collectively, the “Loans”) from time to time. We consolidate the Borrower in our consolidated financial statements and no gain or loss is recognized as a result of a sale or contribution.

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

The summary of costs incurred in connection with the JPM Funding Facility is presented below:

(in $ millions)	For the year ended December 31, 2025	For the period from March 12, 2024 (Inception) through December 31, 2024

Borrowing interest expense	$2.5	$-
Unused facility fees	1.3	-
Amortization of financing costs	0.6	-
Total interest and credit facility expenses	$4.4	$-
Weighted average outstanding balance	$66.7	$-

To the extent we determine that additional capital would allow us to take advantage of additional investment opportunities, if the market for debt financing presents attractively priced opportunities, or if our Board otherwise determines that leveraging our portfolio would be in our best interest and the best interests of our unitholders, we may enter into new debt financing opportunities in addition to our existing debt. The pricing and other terms of any such opportunities would depend upon market conditions and the performance of our business, among other factors.

In accordance with applicable SEC staff guidance and interpretations, with the unitholder approval, we, as a BDC, are now permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

As of December 31, 2025, our asset coverage ratio was 158%. We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. Debt to our consolidated financial statements for more detail on the JPM Funding Facility.

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

For income tax purposes, the Company has reported its distributions for the 2025 calendar year as classified below. The character of such distributions will be appropriately reported to the Internal Revenue Service and unitholders for the 2025 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s unitholders.

The following table reflects the distributions that the Company has paid on its units during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
10/10/2025	10/10/2025	10/13/2025	$7.6
11/25/2025	11/25/2025	11/28/2025	$28.8	(1)
(1)
Comprised of return of capital proceeds in the amount of $16.2 million and income proceeds in the amount of $12.6 million.

See “Recent Developments” for subsequent events relating to regular and special distributions declared by the Company.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of December 31, 2025 we had aggregate unfunded commitments totaling $119.4 million. See Note 7 “Commitments and Contingencies” to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On January 15, 2026 the Company's Board of Directors declared a cash distribution of $1,000,000 per unit, which was paid on January 16, 2026 to the unitholder of record as of January 15, 2026.

Subsequent to December 31, 2025, CCS IX Holdings, L.P., an affiliate of the Adviser, contributed $131.6 of additional paid-in capital to the Company in respect of the Common Units held by such entity. No Common Units were issued or sold as part of the transaction.

Item 7. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are subject to financial market risks, including valuation risk and interest rate risk.

Valuation Risk

We have invested, and plan to continue to invest, in illiquid debt and equity securities of private companies. These investments will generally not have a readily available market price, and we will value these investments at fair value as determined in good faith by our Adviser, as the Board's valuation designee, in accordance with our valuation policy. There is no single standard for determining fair value in good faith. As a result, determining fair value requires that judgment be applied to the specific facts and circumstances of each portfolio investment while employing a consistently applied valuation process for the types of investments we make. If we were required to liquidate a portfolio investment in a forced or liquidation sale, we may realize amounts that are different from the amounts presented and such differences could be material. See Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements for more details on estimates and judgments made by us in connection with the valuation of our investments.

Interest Rate Risk

Interest rate sensitivity refers to the change in earnings that may result from changes in the level of interest rates. We plan to fund a portion of our investments with borrowings and our net investment income will be affected by the difference between the rate at which we invest and the rate at which we borrow. There can be no assurance that a significant change in market interest rates will not have a material adverse effect on our net investment income.

We regularly measure our exposure to interest rate risk. We assess interest rate risk and manage our interest rate exposure on an ongoing basis by comparing our interest rate-sensitive assets to our interest rate-sensitive liabilities. Based on that review, we determine whether or not any hedging transactions are necessary to mitigate exposure to changes in interest rates.

As of December 31, 2025, 100% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of December 31, 2025 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 100 basis points	$4.3	$6.4	$(2.1)
Up 75 basis points	3.2	4.8	(1.6)
Up 50 basis points	2.2	3.2	(1.0)
Up 25 basis points	1.1	1.6	(0.5)
Down 25 basis points	(1.1)	(1.6)	0.5
Down 50 basis points	(2.2)	(3.2)	1.0
Down 75 basis points	(3.2)	(4.8)	1.6
Down 100 basis points	(4.3)	(6.4)	2.1

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of December 31, 2025, we had no foreign currency exposure.

Item 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CCS IX Portfolio Holdings LLC

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Los Angeles, CA, PCAOB ID: 42)	58
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024	59
Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024	60
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024	61
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024	62
Consolidated Schedule of Investments as of December 31, 2025	63
Notes to Consolidated Financial Statements	65

Report of Independent Registered Public Accounting Firm

To the Unitholder and the Board of Directors of CCS IX Portfolio Holdings, LLC

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of assets and liabilities of CCS IX Portfolio Holdings, LLC (the Company) as of December 31, 2025 and 2024, including the consolidated schedule of investments as of December 31, 2025, the related consolidated statements of operations, changes in net assets, and cash flows for the year ended December 31, 2025, and for the period from March 12, 2024 (Inception) to December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations, changes in its net assets, and its cash flows for the year ended December 31, 2025, and for the period from March 12, 2024 (Inception) to December 31, 2024, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our procedures included confirmation of investments owned as of December 31, 2025, by correspondence with the syndication agents, underlying investees and others; when replies were not received from the syndication agents, underlying investees and others, we performed other auditing procedures. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2025.

Los Angeles, California

March 6, 2026

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except for per unit data)

	As of December 31, 2025	As of December 31, 2024

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $453,171 and $0, respectively)	$458,141	$-
Restricted cash and cash equivalents	524,915
Cash and cash equivalents	21,684	10
Interest receivable	1,422	-
Total assets	$1,006,162	$10

Liabilities
Secured borrowings (net of deferred financing costs of $1,024 and $0, respectively)	517,394	-
Debt (net of deferred financing costs of $4,170 and $0, respectively)	115,830	-
Interest and other debt financing costs payable	2,501	-
Management fees payable	230	-
Accrued expenses and other liabilities	701	-
Total liabilities	636,656	-

Commitments and Contingencies (Note 7)
Net assets
Common Units, no par value; (10 units issued, authorized and outstanding)	365,858	10
Accumulated earnings (loss)	3,648	-
Total net assets	369,506	10
Total liabilities and net assets	$1,006,162	$10
Net asset value per unit	$36,950,600	$1,000

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Operations
(in thousands, except for unit and per unit data)

	For the Year Ended December 31, 2025	For the Period from March 12, 2024 (Inception) to December 31, 2024
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$26,677	$-
Paid-in-kind interest	2,865	-
Other income	4
Total investment income	29,546	-

Expenses:
Interest and other debt financing costs	6,967	-
Management fees	626	-
Professional fees	388	-
Organizational costs	333	1,144
Directors’ fees	124	-
Administrative services expense	524	56
Other general and administrative expenses	592	-
Total expenses	9,554	1,201
Recoupment (support) of expenses paid to (by) the Adviser (Note 3)	1,201	(1,201)
Net expenses	10,755	-
Net investment income	18,791	-
Net realized and unrealized gains (losses) on investments and cash equivalents:
Net realized gain (loss) on:
Cash equivalents	(5)	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	4,970	-
Cash equivalents	55	-
Net realized and unrealized gains (losses) on investments and cash equivalents	5,020	-
Net increase in net assets resulting from operations	$23,811	$-

Per common unit data:
Net increase in net assets resulting from operations per unit (basic and diluted):	$2,381,100	$-
Net investment income per unit (basic and diluted):	$1,879,100	$-
Weighted average units outstanding (basic and diluted):	10	-

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit data)

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	10	$10	$-	$10
Net increase in net assets resulting from operations:
Net investment income	-	-	18,791	18,791
Net realized gain (loss)	-	-	(5)	(5)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	5,025	5,025
Capital contributions	-	382,085	-	382,085
Distributions from distributable earnings	-	-	(20,163)	(20,163)
Return of capital	-	(16,237)	-	(16,237)
Total increase for the year ended December 31, 2025	-	$365,848	$3,648	$369,496
Balance at December 31, 2025	10	$365,858	$3,648	$369,506

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 12, 2024 (Inception)	-	$-	$-	$-
Capital contributions	10	10	-	10
Total increase for the period ended December 31, 2024	10	$10	$-	$10
Balance at December 31, 2024	10	10	-	10

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Cash Flows
(in thousands)

	For the Year Ended December 31, 2025	For the Period from March 12, 2024 (Inception) to December 31, 2024
Cash flows from operating activities:
Net increase in net assets resulting from operations	$23,811	$-
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(453,807)	-
Amortization of premium and accretion of discount, net	(260)	-
Proceeds from sales of investments or principal repayments	3,751	-
Paid-in-kind interest income	(2,855)	-
Net change in unrealized (appreciation) depreciation on investments	(4,970)	-
Amortization of deferred financing costs	1,065	-
Change in operating assets and liabilities:
(Increase) decrease in receivable from unsettled transactions	(1,422)	-
Increase (decrease) in interest and other debt financing costs payable	2,501	-
Increase (decrease) in management fees payable	230	-
Increase (decrease) in accrued expenses and other liabilities	701	-
Net cash provided by (used for) operating activities	$(431,255)	$-

Cash flows from financing activities:
Capital contributions	382,085	10
Secured borrowings	518,418	-
Borrowings on credit facility	120,000	-
Deferred financing and debt issuance costs paid	(6,259)	-
Distributions paid	(36,400)	-
Net cash provided by (used for) financing activities	977,844	10
Net increase (decrease) in cash and cash equivalents	546,589	10
Cash and cash equivalents including restricted cash, beginning of period	10	-
Cash and cash equivalents including restricted cash, end of period [1]	$546,599	$10

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,400	$-

(1) As of December 31, 2025, the balance included restricted cash and cash equivalents of $524,915 and cash and cash equivalents of $21,684. As of December 31, 2024, the balance included cash and cash equivalents of $10.

See accompanying notes

ind

CCS IX Portfolio Holdings, LLC Schedule of Investments December 31, 2025 (dollar amounts in thousands)
Portfolio Company	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Investments									(1)(2)(3)(4)
Debt Investments
United States
Arrow Management Acquisition, LLC	Unitranche First Lien Delayed Draw Term Loan			7/26/2032	-	$(128)	0.1%	$375	(5)(6)
Arrow Management Acquisition, LLC	Unitranche First Lien Revolver	S+ 500 (75 Floor)	8.67%	7/26/2032	3,278	3,187	0.9	3,278	(5)
Arrow Management Acquisition, LLC	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.67%	7/26/2032	80,983	80,182	22.2	82,032	(7)
Bonterra, LLC	Unitranche First Lien Delayed Draw Term Loan	S+ 475 (75 Floor)	8.69%	3/5/2032	6,734	6,702	1.8	6,700
Bonterra, LLC	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	8.97%	3/5/2032	6,922	6,760	1.8	6,788	(5)
Bonterra, LLC	Unitranche First Lien Revolver	S+ 475 (75 Floor)	8.44%	3/5/2032	1,010	980	0.3	976	(5)
Bonterra, LLC	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.42%	3/5/2032	61,978	61,723	16.7	61,668	(7)
BVI Medical Inc.	Unitranche First Lien Delayed Draw Term Loan	S+ 600 (75 Floor)	9.88%	3/8/2032	1,054	1,027	0.3	1,038	(5)
BVI Medical Inc.	Unitranche First Lien Revolver			3/8/2032	-	(73)	0.0	(76)	(5)(6)
BVI Medical Inc.	Unitranche First Lien Term Loan	S+ 625 (75 Floor) (Including 500 PIK)	9.97%	3/8/2032	70,330	69,400	18.9	69,934	(7)
Headlands Buyer, Inc.	Unitranche First Lien Delayed Draw Term Loan			9/29/2032	-	(85)	0.0	24	(5)(6)
Headlands Buyer, Inc.	Unitranche First Lien Revolver			9/29/2032	-	(80)	0.0	-	(5)(6)
Headlands Buyer, Inc.	Unitranche First Lien Term Loan	S+ 450 (100 Floor)	8.49%	9/29/2032	43,701	43,274	11.8	43,760	(7)
Landscape Workshop	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	8.67%	5/17/2032	8,786	8,642	2.5	9,231	(5)
Landscape Workshop	Unitranche First Lien Revolver	S+ 500 (75 Floor)	8.67%	5/16/2031	1,989	1,881	0.5	1,989	(5)
Landscape Workshop	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.67%	5/17/2032	68,423	67,764	18.9	69,792	(7)
Rightworks, LLC	Unitranche First Lien Revolver	S+ 475 (100 Floor)	8.47%	5/21/2029	1,079	1,079	0.3	1,079	(5)
Rightworks, LLC	Unitranche First Lien Term Loan	S+ 475 (100 Floor)	8.47%	5/21/2029	76,321	76,321	20.7	76,321	(7)
Total Debt Investments						$428,556	117.7	$434,909

Equity Investments
United States
Arrow Management Acquisition, LLC	Common Stock				88,504	$89	0.0%	$89
Arrow Management Acquisition, LLC	Preferred Stock				8,762	8,762	2.4	8,762
BVI Medical Inc.	Common Stock				5,690	7,591	1.6	5,871
Headlands Buyer, Inc.	Preferred Stock				531,496	5,315	1.4	5,315
Landscape Workshop	Common Stock				2,858,108	2,858	0.9	3,195
Total Equity Investments						$24,615	6.3	$23,232
Total Investments						$453,171	124.0%	$458,141

Cash & Cash Equivalents
Goldman Sachs FS Government Fund	Cash Equivalents					$19,720	5.3%	$19,720
US Treasury Bill	Cash Equivalents		3.55%	1/20/2026	525,000	524,016	141.8	524,071	(8)
Other Cash Accounts	Cash					2,808	0.8	2,808
Total Cash & Cash Equivalents including Restricted Cash						$546,544	147.9%	$546,599
Investments and Cash & Cash Equivalents Total						$999,715	271.9%	$1,004,740

*The majority of the debt investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor, which is disclosed in the Schedule of Investments. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $369,506 as of December 31, 2025.

	Tenor
Reference Rate	1 month	3 month	6 Month	12 Month
SOFR (“S”)	3.69%	3.65%	3.57%	3.42%

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
(8)
All or a portion of these securities were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of December 31, 2025

CCS IX Portfolio Holdings, LLC.

Notes to Consolidated Financial Statements

(in thousands, except share and per share amounts)

December 31, 2025

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

On August 14, 2024, CCS IX Holdings, L.P., an affiliate of the Adviser, purchased 10 common units of the Company for $10 (the "Common Units"), or $1,000 per unit. The Company commenced operations on February 13, 2025 after receiving a capital contribution. See Note 8 "Net Assets" for further details.

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-K and Regulation S-X. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. The Company consolidates all entities in which it holds a controlling financial interest. All intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury bills, and similar type instruments) with original maturities of three months or less. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below. Restricted cash and cash equivalents consist of deposits and cash collateral held at U.S. Bank N.A. related to the Company’s credit facility and U.S. treasury bills as collateral to the secured borrowings referred to in Note 6.

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

•
Level 1—Valuations based on quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access.
•
Level 2—Valuations based on quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.
•
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

For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations.Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital to the unitholders. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital to unitholders are recorded as a reduction in the cost basis of the investment.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of December 31, 2025, the Company had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company's organization. Costs associated with the organization of the Company are expensed as incurred. For the year ended December 31, 2025, and for the period from March 12, 2024 to December 31, 2024 the Company accrued organization expenses of $333 and $1,144 respectively which are included in organizational costs on the Consolidated Statements of Operations. The Company made a reimbursement payment on May 30, 2025 in the amount of $1,201 which is included in the recoupment (support) payments to (by) the Adviser on the Consolidated Statements of Operations, of which $1,144 was comprised of organization expenses.

Income Taxes

The Company elected to be regulated as a BDC under the Investment Company Act. The Company also intends to qualify annually as a RIC under the Code. So long as the Company maintains its status as a RIC, it will generally not pay corporate-level U.S. federal income or excise taxes on any ordinary income or capital gains that it distributes at least annually to its unitholders as dividends. As a result, any tax liability related to income earned and distributed by the Company represents obligations of the Company’s unitholders and will not be reflected in the consolidated financial statements of the Company.

The Company evaluates tax positions taken or expected to be taken in the course of preparing its consolidated financial statements to determine whether the tax positions are “more-likely-than-not” to be sustained by the applicable tax authority. Tax positions not deemed to meet the “more-likely-than-not” threshold are reserved and recorded as a tax benefit or expense in the current year. All penalties and interest associated with income taxes are included in income tax expense. Conclusions regarding tax positions are subject to review and may be adjusted at a later date based on factors including, but not limited to, on-going analyses of tax laws, regulations and interpretations thereof. The Company accounts for income taxes in conformity with ASC 740 - Income Taxes (“ASC 740”). ASC 740 provides guidelines for how uncertain tax positions should be recognized, measured, presented and disclosed in the consolidated financial statements. The Company intends to make the requisite distributions to its unitholder, which will generally relieve the Company from corporate-level income taxes.

As of December 31, 2025, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2024.

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

Distributions

To the extent that the Company has taxable income available, the Company intends to make quarterly distributions to its unitholders. Distributions to unitholders are recorded on the record date. All distributions will be paid at the discretion of the Board and will depend on the Company’s earnings, financial condition, maintenance of the tax treatment as a RIC, compliance with applicable BDC regulations and such other factors as the Board may deem relevant from time to time.

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

New Accounting Standards

In December 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (Topic 740):Improvements to Income Tax Disclosures. ASU No. 2023-09 requires additional disaggregated disclosures on the entity’s effective tax rate reconciliation and additional details on income taxes paid. ASU No. 2023-09 is effective on a prospective basis, with the option for retrospective application, for annual periods beginning after December 15, 2024 and early adoption is permitted. For the year ended December 31, 2025, the Adviser has analyzed the Company's income taxes paid and has determined no additional disclosures are required.

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

For the year ended December 31, 2025, and for the period from March 12, 2024 (Inception) to December 31, 2024, the Company incurred administrative services expenses of $524 and $56 respectively, which are included in other general and administrative expenses on the Consolidated Statements of Operations. As of December 31, 2025 and December 31, 2024, $264 and $0 respectively was payable to the Administrator, which are included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

While the Company was formed on March 12, 2024, the Company commenced operations on February 13, 2025 and began accruing the base management fee as a result. For the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31 2024 , the Company incurred management fees of $626 and $0 respectively, of which $230 and $0, respectively, was payable to the Adviser as of December 31, 2025 and December 31, 2024.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser, effective as of January 1, 2025. The Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company or on behalf of the Company in any combination of cash or other immediately available funds no later than forty-five days after such election was made in writing by the Adviser, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

As of December 31, 2025 and 2024, $53 and $0, respectively, were payable to the Adviser, which is included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities, reflecting the unpaid portion of organizational costs, offering costs.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to whether they are non-controlled, non-affiliated, non-controlled, affiliated or controlled affiliated, investments.

Investments at fair value consisted of the following (in thousands):

	As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Unitranche First Lien	$428,556	$434,909	$6,353
Equity & Other	24,615	23,232	(1,383)
Total Investments	$453,171	$458,141	$4,970

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of December 31, 2025	Percentage of Fair Value
Healthcare Equipment and Services	$220,401	48.1%
Software and Services	153,533	33.5
Commercial and Professional Services	84,207	18.4
Total Investments	$458,141	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$458,141	100.0%
Total Investments	$458,141	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following tables present fair value measurements of investments as of December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Unitranche First Lien	$-	$-	$434,909	$434,909
Equity	-	-	23,232	23,232
Total Investments	$-	$-	$458,141	$458,141
Cash Equivalents	543,791	-	-	543,791
Total Investments including Cash Equivalents	$543,791	$-	$458,141	$1,001,932

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the year ended December 31, 2025 (in thousands):

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2024	$-	$-	$-
Amortized discounts/premiums	260	-	260
Paid in-kind interest	2,855	-	2,855
Net change in unrealized appreciation (depreciation)	6,353	(1,383)	4,970
Purchases	429,192	24,615	453,807
Sales/principal repayments/paydowns	(3,751)	-	(3,751)
Balance as of December 31, 2025	$434,909	$23,232	$458,141
Net change in unrealized appreciation (depreciation) from investments still held as of December 31, 2025	$6,353	$(1,383)	$4,970

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for senior secured first lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$364,013	Discounted Cash Flow	Discount Rate	8.6%		-	9.1%		(8.8%)
	70,896	Broker Quoted	Broker Quote				N/A
	$434,909
Equity	$23,232	Enterprise Value	Comparable EBITDA Multiple	12.5	x	-	19.4	x	(17.3x)
	$23,232
Total	$458,141

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”) comparable multiples and market discount rates. The Company typically uses comparable EBITDA multiples on its equity securities to determine the fair value of investments. The Company uses discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security. Weighted average is calculated based upon fair value.

•
The significant unobservable inputs used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates is risk of default, rating of the investment, call provisions and comparable company investments.

•
The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ EBITDA, revenue and comparable market transactions. Increases and decreases in market EBITDA multiples and revenue would result in an increase or decrease in the fair value, respectively.

Note 6. Debt

Secured Borrowings

As of December 31, 2025, the Company had $518,418 of secured borrowings outstanding respectively. The Company's secured borrowings bore interest at a weighted average rate of 4.26% for the year December 31, 2025. The weighted average borrowing outstanding for the year ended December 31, 2025 was $60,464. The Company recorded $2,574 of interest expense in connection with secured borrowings for the year ended December 31, 2025.

Costs incurred in connection with obtaining the secured borrowings were recorded as deferred financing costs and are being amortized over the life of the secured borrowings on a straight-line basis. As of December 31, 2025, deferred financing costs related to the secured borrowings were $1,024 and were netted against secured borrowings on the Consolidated Statements of Assets and Liabilities.

The Company's secured borrowings are secured by debt securities issued by the US government with a maturity date of less than one year. Repayment of the secured borrowings is due prior to the maturity date of the underlying debt securities.

JPM Funding Facility

Debt consisted of the following (in thousands):

	As of December 31, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$400,000	$120,000	$280,000	$120,000
(1)
The amount available is subject to any limitations related to the credit facility borrowing base.
(2)
The amount presented excludes netting of deferred financing costs.
(3)
As of December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

On May 21, 2025, the Company entered into a Loan and Security Agreement (as subsequently amended and restated on November 21, 2025, the “JPM Funding Facility”), among the Company, as Servicer, CCS IX SPV, LLC, a wholly-owned subsidiary of the Company (the “Borrower”), as Borrower, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator, and Securities Intermediary, and JPMorgan Chase Bank, National Association as Administrative Agent. The JPM Funding Facility provides a secured credit facility of $400 million, with a reinvestment period ending May 21, 2028 and a final maturity date of May 21, 2030. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $1 billion. The Company consolidates the Borrower in its consolidated financial statements and no gain or loss is recognized as a result of a sale or contribution.

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

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of December 31, 2025, deferred financing costs related to the JPM Funding Facility were $4,170 and were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of December 31, 2025 the debt would be deemed to be Level 3 of the fair value hierarchy.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred by the JPM Funding Facility were as follows:

(in $ thousands)	For the year ended December 31, 2025

Borrowing interest expense	$2,515
Unused facility fees	1,297
Amortization of financing costs	581
Total interest and credit facility expenses	$4,393
Weighted average outstanding balance	$66,667

The weighted average interest rate of the aggregate borrowings outstanding for the year ended December 31, 2025 was 6.59%. The weighted average debt of the borrowings outstanding for the year ended December 31, 2025 was $66,667.

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

		As of December 31, 2025
Company	Investment Type	Commitment Expiration Date (1)	Unfunded Commitment
Arrow Management Acquisition, LLC (2)	Delayed Draw Term Loan	7/26/2027	$28,922
Arrow Management Acquisition, LLC (3)	Revolver	7/26/2032	6,363
Bonterra, LLC	Delayed Draw Term Loan	10/8/2027	19,699
Bonterra, LLC (4)	Revolver	3/5/2032	5,725
BVI Medical Inc. (2)	Delayed Draw Term Loan	9/7/2027	1,897
BVI Medical Inc. (3)	Revolver	3/8/2032	5,482
Headlands Buyer, Inc. (3)	Delayed Draw Term Loan	9/29/2027	17,717
Headlands Buyer, Inc. (4)	Revolver	9/29/2032	8,268
Landscape Workshop (2)	Delayed Draw Term Loan	5/17/2032	13,487
Landscape Workshop (3)	Revolver	5/16/2031	10,015
Rightworks, LLC (3)	Revolver	5/21/2029	1,863
Total			$119,438
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
(4)
Investment pays 0.38% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.

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

Note 8. Net Assets

Pursuant to a purchase and contribution agreement, CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since the commencement of operations on February 13, 2025 through December 31, 2025, CCS IX Holdings, L.P. has contributed an aggregate of $382,085.

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

For income tax purposes, the Company has reported its distributions for the 2025 calendar year as classified below. The character of such distributions will be appropriately reported to the Internal Revenue Service and unitholders for the 2025 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s unitholders.

The following table reflects the distributions that the Company has paid on its units during the year ended December 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
10/10/2025	10/10/2025	10/13/2025	$7,600
11/25/2025	11/25/2025	11/28/2025	$28,800	(1)

(1) Comprised of return of capital proceeds in the amount of $16,237 and income proceeds in the amount of $12,563.

See Note 11 for subsequent events relating to distributions declared by the Company.

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except unit and per unit data):

For the Period from February 13, 2025 (Commencement of Operations) through December 31, 2025
Per Unit Data:
Net asset value, beginning of period	$1,000
Net investment income (1)	1,879,100
Net realized and unrealized gains on investments(1)(2)	502,000
Net increase in net assets resulting from operations	2,381,100
Capital contributions	38,208,500
Distributions declared from net investment income(2)	(2,016,300)
Return of capital(2)	(1,623,700)
Total increase (decrease) in net assets	36,949,600
Net asset value, end of period	36,950,600
Units outstanding, end of period	10
Weighted average units outstanding	10
Total return based on net asset value (3)	238,110%
Ratio/Supplemental Data:
Net assets, end of period	$369,506
Ratio of total expenses (prior to expense support) to average net assets(4)	3.68%
Ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets (4)(6)	1.00%
Ratio of net investment income to average net assets(4)	7.23%
Ratio of interest and credit facility expenses to average net assets (4)	2.68%
Portfolio turnover (5)	1.08%
Asset coverage ratio	158%

Below is the schedule of the Company’s financial highlights (in thousands, except share and per share data):

(1)
The per share data was derived by using the weighted average units outstanding during the period.
(2)
The amount shown does not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return based on NAV is calculated as the change in NAV per unit during the period plus declared distributions or capital activity per unit during the period divided by the beginning NAV per share, and not annualized.
(4)
Annualized
(5)
Not Annualized
(6)
The ratio of total expenses to average net assets in the table above excludes recoupment of expenses paid to the Adviser. Including the effects of repayments to the Adviser for expense support, the annualized ratio of total expenses to average net assets would have been 4.14% for the period from February 13, 2025 (Commencement of Operations) through December 31, 2025.

Senior Securities

Information about our senior securities (including debt securities and other indebtedness) is shown in the following table as of the fiscal year ended December 31, 2025. We had no senior securities outstanding as of December 31, 2024.

Class and Year	Total Amount Outstanding Exclusive of Treasury Securities(1)	Asset Coverage Per Unit(2)	Involuntary Liquidating Preference Per Unit(3)	Average Market Value Per Unit
JPM Funding Facility
Fiscal 2025	$120,000	$1,579	$-	N/A
Secured Borrowings
Fiscal 2025	$518,418	$1,579	$-	N/A

(1) Total amount of each class of senior securities outstanding at principal value at the end of the period presented.

(2) The asset coverage ratio for a class of senior securities representing indebtedness is calculated as (i) the sum of (A) total assets at end of period and (B) other liabilities excluding total debt outstanding and accrued borrowing expenses at end of a period, divided by (ii) the sum of total debt outstanding and accrued borrowing expenses at the end of the period. This asset coverage ratio is multiplied by $1,000 to determine the “Asset Coverage Per Unit”.

(3) The amount to which such class of senior security would be entitled upon our involuntary liquidation in preference to any security junior to it.

Note 10. Income Taxes

For the year ended December 31, 2025, the Company recognized excise taxes of $0 related to its status as a RIC. As of December 31, 2025 and 2024, $0 of accrued excise taxes remained payable.

For the year ended December 31, 2025 and period from March 12, 2024 (Inception) through December 31, 2024, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of December 31, 2025 and 2024, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The tax character of unitholder distributions attributable to the year ended December 31, 2025 was as follows (in thousands):

	For the Year Ended December 31, 2025	For the period from March 12, 2024 (Inception) through December 31, 2024
Ordinary Income	$20,163	$-
Return of Capital	16,237	-

The components of distributable earnings on a tax basis detailed below differ from the amounts reflected in the Company’s Consolidated Statements of Assets and Liabilities due to temporary and permanent differences. Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized. The following table shows the components of accumulated losses on a tax basis for the year ended December 31, 2025 and the period from March 12, 2024 (Inception) through December 31, 2024 (in thousands):

	As of December 31, 2025	As of December 31, 2024
Undistributed net investment income	$-	$-
Other temporary differences	(1,375)	-
Capital loss carryforward	(2)	-
Unrealized appreciation (depreciation)	5,025	-
Total tax distributable earnings at year end	$3,648	$-

Note, taxable income is an estimate and is not fully determined until the Company’s tax return is filed.

Taxable income generally differs from net increase (decrease) in net assets resulting from operations due to temporary and permanent differences in the recognition of income and expenses, and generally excludes net unrealized gains or losses, as unrealized gains or losses are generally not included in taxable income until they are realized.

The Company makes certain adjustments to the classification of unitholders’ equity as a result of permanent book-to-tax differences, which include differences in the book and tax basis of certain assets and liabilities, and nondeductible federal taxes or losses among other items. To the extent these differences are permanent, they are charged or credited to additional paid in capital, undistributed net investment income or undistributed net realized gains on investments, as appropriate.

The Company neither has any uncertain tax positions that met the recognition or measurement criteria of ASC 740-10-25, Income Taxes, nor did the Company have any unrecognized tax benefits as of the periods presented herein. Although the Company files federal and state tax returns, the Company’s major tax jurisdiction is federal. The Company’s inception-to-date federal tax returns remain subject to examination by the Internal Revenue Service.

Permanent differences between Investment Company Taxable Income (“ICTI”) and net investment income for financial reporting purposes are reclassified among capital accounts in the consolidated financial statements to reflect their tax character. Differences in classification may also result from the treatment of short-term gains as ordinary income for tax purposes, partnership investments, investments in wholly-owned subsidiaries, and incentive fees. For the year ended December 31, 2025, the Company reclassified for book purposes amounts arising from permanent book/tax differences related to the different tax treatment of foreign currency gain(loss) and non-deductible-excise tax as follows (in thousands):

For the Year Ended December 31, 2025
Accumulated net realized gain (loss)	$3
Increase (Decrease) in undistributed net investment income	(3)
Total	$-

The Company's aggregate investment unrealized appreciation and depreciation for federal income tax purposes was as follows (in thousands):

As of December 31, 2025
Tax Cost	$996,907
Gross Unrealized Appreciation	$6,809
Gross Unrealized Depreciation	(1,784)
Net Unrealized Investment Appreciation (Depreciation)	$5,025

Note 11. Subsequent Events

The Company's management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in or would be required to be recognized in the consolidated financial statements as of and for the year ended December 31, 2025, except as discussed below.

On January 15, 2026, the Company's Board of Directors declared a cash distribution of $1,000,000 per unit, which was paid on January 16, 2026 to the unitholder of record as of January 15, 2026.

Subsequent to December 31, 2025, CCS IX Holdings, L.P., an affiliate of the Adviser, contributed $131,592 of additional paid-in capital to the Company in respect of the Common Units held by such entity. No Common Units were issued or sold as part of the transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2025. Based upon that evaluation and subject to the foregoing, our principal executive officer and principal financial officer concluded that, as of December 31, 2025, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our consolidated financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our consolidated financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a material misstatement of our consolidated financial statements would be prevented or detected. Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2025, that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Rule 10b5-1 Trading Plans

During the fiscal quarter ended December 31, 2025, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Board oversees our management. Our Board currently consists of five members, three of whom are not “interested persons” as defined in Section 2(a)(19) of the 1940 Act.

Our Board elects our officers, who serve at the discretion of our Board. The responsibilities of our Board include oversight of our quarterly determinations of the fair value of our assets, corporate governance activities, oversight of our financing arrangements and oversight of our investment activities. Our Board has also established an Audit Committee and may establish additional committees in the future.

Board and Executive Officers

Directors

Under our LLC Agreement, the Board will be composed of five directors, unless increased or decreased by a majority of the directors. To the extent required by the 1940 Act, at any time when there are outstanding Preferred Units, the preferred unitholders shall have the right, as a class, to elect two directors to the Board, which directors may be additional directors or existing directors designated by the Board to be elected by the preferred unitholders. Each director will hold office until his or her death, resignation, retirement, disqualification or removal. Information regarding our Board is as follows:

Name	Birth Year	Position(s) held with the Company and Term of Office
Interested Directors
Ray Barrios	1978	Director and Co-Chief Executive Officer Since 2024
Kim Grant	1976	Director and Co-Chief Executive Officer Since 2024

Independent Directors
Kathleen S. Briscoe	1960	Director Since 2024
Martha Solis-Turner	1960	Director Since 2024
Susan Y. Lee	1980	Director Since 2024

The address for each of our directors is c/o CCS IX Portfolio Holdings, LLC, 11100 Santa Monica Blvd., Suite 2000, Los Angeles, California 90025.

Executive Officers Who Are not Directors

Name	Birth Year	Position(s) held with the Company and Term of Office
Justin Vandenberg	1988	Chief Financial Officer Since 2024
George P. Hawley	1968	Secretary Since 2024
Erik Barrios	1978	Chief Compliance Officer Since 2024

Biographical Information

Directors

The Board has determined that each of the directors is qualified to serve as our director, based on a review of the experience, qualifications, attributes and skills of each director, including those described below. The Board has determined that each director has significant experience in the investment or financial services industries and has held management, board or oversight positions in other companies and organizations. Each of our directors has demonstrated high character and integrity and has expertise and diversity of experience to be able to offer advice and guidance to our management. For the purposes of this Annual Report on Form 10-K, our directors have been divided into two groups—independent directors and interested directors. Interested directors are “interested persons” as defined in the 1940 Act.

Interested Directors

Raymond Barrios is Co-Chief Executive Officer and a Director of the Company. Mr. Barrios is also a Managing Director and senior investment professional for the Adviser focusing on private credit and was previously a member of Crescent’s Mezzanine Product Group. Prior to joining Crescent in 2008, Mr. Barrios worked in the Leveraged Finance Group of Jefferies & Company, Inc. Mr. Barrios received his M.B.A. from Harvard University and his B.A. from the University of California, Los Angeles.

Kim Grant is Co-Chief Executive Officer and a Director of the Company. Ms. Grant is also a Managing Director of the Adviser focusing on private credit. Prior to joining the Crescent in 2005, Ms. Grant was an Associate of Rustic Canyon Ventures. From 1998

to 2000, Ms. Grant was a member of the West Coast Generalist Group of Credit Suisse First Boston. Ms. Grant is a current and former member or observer of the Board of numerous private companies. Ms. Grant received her MBA from Harvard Business School and her BBA from the University of Notre Dame.

The Company believes that each of Mr. Barrios’ and Ms. Grant’s experience and extensive knowledge of the financial services industry, the private credit market in particular, and the business and operations of the Adviser supports service on the Board.

Independent Directors

Susan Y. Lee is a Director of the Company. She is also a Director of CPCI and CCAP . Ms. Lee is a multi-asset class allocator with experience advising institutions on investments in funds, private companies, public stocks, options, and derivatives across public equities, private equity, venture capital, real assets, credit, fixed income, and hedge fund strategies. She currently serves as Chief Investment Officer of a foundation. Previously, Ms. Lee managed investment assets for The Broad Foundations. Earlier, Ms. Lee was a Partner at Angeles Investment Advisors. Ms. Lee was also a private equity investor at Black Canyon Capital and Vintage Capital Partners, and she began her career in strategy at Bain & Company and at The Walt Disney Company. Ms. Lee has an M.B.A. from Harvard Business School where she earned honors and was a Toigo Fellow and a B.A. from Stanford University, Phi Beta Kappa.

The Company believes that Ms. Lee’s executive experience and extensive knowledge of investing across various asset classes support her service on the Board.

Kathleen S. Briscoe is a Director of the Company. She is also a Director of CPCI and CCAP. Ms. Briscoe is a Partner and the Chief Capital Officer of Dermody Properties. Ms. Briscoe is an independent director at Resmark Properties. She also serves as a director on the board of Board of Regents – Friends of Dartmouth Rowing. She is on the Board of NAREIM (National Association of Real Estate Investment Managers) and AFIRE (Association of Foreign Investors in Real Estate). She received a B.A. in Policy Studies and Sociology from Dartmouth College and an M.B.A. from Harvard University.

The Company believes that Ms. Briscoe’s operational and executive experience supports her service on the Board.

Martha Solis-Turner is a Director of the Company. She is also Director of CPCI. Ms. Solis-Turner is a Class Officer of Dartmouth, Class of 1982. She also serves as a Community Leadership Board Member of Mile High Early Learning Centers. Previously, Ms. Solis-Turner was a Board member, Audit and Compliance Committee member and Nominating Committee member of Dreyfus Founders Funds and the Director of Wholesale Markets Wireless Sales at U S West/Qwest. She received an M.B.A. from Harvard University and a B.A. in Government with an emphasis on International Economics from Dartmouth College. We believe Ms. Solis-Turner is well qualified to serve on the Board due to her extensive experience in marketing, sales and compliance and experience serving as a board member for various companies.

The Company believes that Ms. Solis-Turner’s operational and executive experience supports her service on the Board.

Executive Officers Who Are Not Directors

Justin Vandenberg is the Chief Financial Officer of the Company and serves as Managing Director for Crescent. Prior to joining Crescent in 2015, Mr. Vandenberg worked at Citco Fund Services where he was responsible for financial reporting of various alternative credit funds. Mr. Vandenberg received a BS in Managerial Economics from the University of California, Davis.

Erik Barrios is the Chief Compliance Officer of the Company. He is also Chief Compliance Officer of CPCI and CCAP. In addition, he serves as Senior Vice President, Legal Counsel and Deputy Compliance Officer for Crescent. Before joining Crescent in 2022, Mr. Barrios was Vice President, Legal & Compliance at The Carlyle Group, where he served as the chief compliance officer and corporate secretary for the business development companies within the firm’s Global Credit platform. Prior to then, Mr. Barrios held roles at Avenue Capital Group, Cohen & Steers and J. & W. Seligman & Co., focusing on legal and regulatory matters for registered investment companies. Mr. Barrios received a J.D. from Boston College Law School and a B.S. from Georgetown University.

George P. Hawley is Secretary of the Company. In addition, Mr. Hawley serves as the General Counsel for Crescent and Secretary to CPCI, and CCAP. Prior to joining Crescent in 2012, Mr. Hawley was Senior Vice President and Associate General Counsel at TCW where he supported Crescent on its funds and accounts. From 2000 to 2008, Mr. Hawley was an associate at Paul Hastings LLP specializing in asset management, securities, finance and restructuring, and general corporate law. Prior to joining Paul Hastings, Mr. Hawley began his legal career at Baker, Keener & Nahra LLP where he practiced litigation. Mr. Hawley received a J.D. from Loyola Law School and a B.A. from the University of Notre Dame.

Board Structure and Leadership

The Board has structured itself in a manner that it believes allows it to perform its oversight function effectively. The Board consists of five Directors, three of whom are not “interested persons,” as defined in the 1940 Act, and are Independent Directors, as such term is defined in Rule 2(a)(19) of the 1940 Act (the “Independent Directors”). Each member of the Board who is not an Independent Director is referred to as an Interested Director (the “Interested Directors”). Each of Mr. Ray Barrios and Ms. Grant is deemed to be an Interested Director because of his or her position as an employee and Managing Director of Crescent.

The Board does not have a lead Independent Director. All of the Independent Directors serve as members of each committee of the Board, which the Independent Directors believe allows them to participate in the full range of the Board’s oversight duties, including oversight of the risk management process. In addition, although the Independent Directors recognize that having a lead Independent Director may in some circumstances help coordinate communications with management, and otherwise assist a board in the exercise of its oversight duties, the Independent Directors believe that, because of the relatively small size of the Board, the ratio of Independent Directors to Interested Directors, and the good working relationship among the Directors, it is not necessary to designate a lead Independent Director at this time.

The Board completes an annual self-assessment during which it reviews its leadership and committee structure and considers whether its structure remains appropriate in light of the Company’s current operations. The Board also periodically reviews its leadership structure. The Board believes that its leadership structure, including the current percentage of the Board members who are Independent Directors, is appropriate given its specific characteristics. These characteristics include (i) the extent to which the work of the Board is conducted through the Board’s standing committees, each of whose meetings are chaired by an Independent Director; (ii) the extent to which the Independent Directors meet as needed in the absence of members of management and the Interested Directors; and (iii) Mr. Ray Barrios’s and Ms. Grant’s positions with Crescent, which enhance the Board’s understanding of the operations of the Adviser.

Board Oversight of Risk Management

The Board’s role is one of oversight, rather than active management. Oversight of the Company’s investment activities extends to oversight of the risk management processes employed by the Adviser as part of its day-to-day management of the Company’s investment activities. The goal of the Board’s risk oversight function is to ensure that the risks associated with the Company’s investment activities are accurately identified, thoroughly investigated, and responsibly addressed.

The Board reviews risk management processes at both regular and special Board meetings throughout the year, consulting with appropriate representatives of the Adviser, as necessary, and periodically requesting the production of risk management reports or presentations. The Board receives a wide range of reports on the Company’s activities from the Adviser and other service providers, including reports regarding the Company’s investment portfolio, the compliance of the Company with applicable laws, and the Company’s financial accounting and reporting. The Board also meets periodically with the Company’s CCO to receive reports regarding the compliance of the Company with the federal securities laws and the Company’s internal compliance policies and procedures, and meets with the Company’s CCO at least annually to review the CCO’s annual report, including his risk-based analysis for the Company. The Audit Committee (the “Audit Committee”) also meets regularly with the Chief Financial Officer and the Company’s independent registered public accounting firm to discuss, among other things, the internal control structure of the Company’s financial reporting function. The Board also meets periodically with the portfolio managers of the Company to receive reports regarding the management of the Company, including its investment risks.

The Board recognizes that not all risks that may affect the Company can be identified, that it may not be practical or cost-effective to eliminate or mitigate certain risks, that it may be necessary to bear certain risks (such as investment-related risks) to achieve the Company’s goals, that reports received by the Directors with respect to risk management matters are typically summaries of the relevant information, and that the processes, procedures and controls employed to address risks may be limited in their effectiveness. As a result of the foregoing and other factors, risk management oversight by the Board and by the committees is subject to substantial limitations.

Communications with Directors

Unitholders of the Company who wish to communicate with the Directors (or with an individual Director) should send communications to the attention of George P. Hawley, Secretary, c/o CCS IX Portfolio Holdings, LLC, 11100 Santa Monica Blvd., Suite 2000, Los Angeles, California 90025, and communications will be directed to the Director or Directors indicated in the communication or, if no Director or Directors are indicated, to all Directors.

Audit Committee

The Board conducts much of its work through an Audit Committee, each of whose meetings are chaired by an Independent

Director. The Board may establish additional committees in the future. The Company requires each Director to make a diligent effort to attend all Board and committee meetings.

The Audit Committee is composed of Ms. Briscoe, Ms. Lee and Ms. Solis-Turner, all of whom are Independent Directors. Ms. Solis-Turner serves as Chairman of the Audit Committee. The Board has determined that Ms. Solis-Turner is an “audit committee financial expert,” as that term is defined under Item 407 of Regulation S-K, as promulgated under the Exchange Act. Ms. Briscoe, Ms. Lee and Ms. Solis-Turner meet the current independence and experience requirements of Rule 10A-3 under the Exchange Act. The Audit Committee operates pursuant to a charter approved by the Board, which sets forth the responsibilities of the Audit Committee (the “Audit Committee Charter”). The Audit Committee’s responsibilities include (i) establishing guidelines and making recommendations to the Board regarding the valuation of the Company’s loans and investments, (ii) selecting the Company’s independent registered public accounting firm, (iii) reviewing with such independent registered public accounting firm the planning, scope and results of their audit of the Company’s financial statements, (iv) pre-approving the fees for services performed, (v) reviewing with the independent registered public accounting firm the adequacy of internal control systems, (vi) reviewing the Company’s annual financial statements, (vii) overseeing internal audit staff and periodic filings, and (viii) receiving the Company’s audit reports and financial statements.

Nominating and Corporate Governance Committee

The nominating and corporate governance committee operates pursuant to a charter approved by our Board. The charter sets forth the responsibilities of the nominating and governance committee, including making nominations for the appointment or election of independent directors. The nominating and corporate governance committee is composed of Ms. Briscoe, Ms. Lee and Ms. Solis-Turner, all of whom are Independent Directors. Ms. Lee serves as the chair of the nominating and governance committee.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers

The executive officers of the Company and the Interested Director receive no direct compensation from the Company. The Company has agreed to reimburse the Administrator for its allocable portion of the compensation paid to or compensatory distributions received by the Company’s Chief Financial Officer, Chief Compliance Officer, and other executive officers of the Company, and any of their respective staff who provide services to the Company.

Compensation of Directors

Our independent directors’ annual fee is $25,000. The independent directors also receive $625 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with attending each regular Board meeting and $250 for each special meeting. They also receive $500 plus reimbursement of reasonable out-of-pocket expenses incurred in connection with each committee meeting attended. In addition, the Chairman of the Audit Committee receives an additional annual fee of $7,500. No additional compensation is expected to be paid to the Chairman of the Nominating and Corporate Governance Committee. No compensation is expected to be paid to directors who are “interested persons” with respect to us, as such term is defined in Section 2(a)(19) of the 1940 Act.

The following table sets forth information concerning total compensation earned by or paid to each of our Independent Directors for the year ended December 31, 2025:

Independent Director	Aggregate Compensation from the Company	Aggregate Compensation from the Fund Complex
Kathleen S. Briscoe	$38,175	$111,800
Martha Solis-Turner	$46,800	$220,715
Susan Y. Lee	$39,390	$238,130

No compensation is paid by the Company to any Interested Director of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of March 6, 2026 with respect to our Units for those persons who beneficially own five percent or more of our outstanding Units, each of our directors and officers, and all our officers and directors, as a group. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities.

Percentage of Common Units outstanding
Name and Adress	Type of Ownership	Common Units Owned	Percentage
CCS IX Holdings, L.P. (1)	Record	10	100%
Kathleen S. Briscoe	N/A	-	-
Susan Y. Lee	N/A	-	-
Martha Solis-Turner	N/A	-	-
Raymond Barrios	N/A	-	-
Kimberly Grant	N/A	-	-
Justin Vandenberg	N/A	-	-
Erik Barrios	N/A	-	-
George P. Hawley	N/A	-	-
All directors and officers as a group (eight individuals)		-	-%

(1) The address of CCS IX Holdings, L.P. is 11100 Santa Monica Blvd., Suite 2000, Los Angeles, California 90025.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Investment Advisory and Management Agreement

We have entered into the Investment Advisory and Management Agreement with our Adviser. We also have entered into the Administration Agreement with our Administrator, which is an indirect, wholly owned subsidiary of Crescent. We agree to reimburse our Adviser for the third-party costs it incurs on our behalf in connection with our formation and the Initial Closing. Members of our senior management may serve as principals of other investment managers affiliated with our Adviser and Administrator that manage, and may in the future manage, investment funds, accounts or other investment vehicles with investment objectives similar to ours. Crescent Capital Group LP, an affiliate of the Adviser, made an initial capital contribution of $10,000 to purchase 10 Common Units in order to serve as our initial member.

We have entered into the Investment Advisory and Management Agreement with our Adviser and pay our Adviser a base management fee. We rely on input from investment professionals from our Adviser to value our portfolio investments. Our Adviser's base management fee is based on the value of our investments, and there may be a conflict of interest when personnel of our Adviser assist in determining periodic fair values for our portfolio investments.

Administration Agreement

We have entered into the Administration Agreement with our Administrator and will reimburse it for the allocable portion of overhead and other expenses incurred by our Administrator in performing its obligations under the Administration Agreement.

Expense Support and Conditional Reimbursement Agreement

We have entered into the Expense Support Agreement with the Adviser. For additional information see Note 3 “Agreements and Related Party Transactions” to the consolidated financial statements.

License Agreement

We entered into a trademark licensing agreement (the “Licensing Agreement”) with the Adviser as of December 31, 2024. Under the license agreement, we will have a right to use the “Crescent” name, subject to certain conditions, for so long as the Adviser or one of its affiliates remains our investment adviser. Other than with respect to this limited license, we will have no legal right to the “Crescent” name.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth in the table below are audit fees and non-audit related fees billed to the Company and payable to Ernst & Young LLP for professional services performed for the Company for the year ended December 31, 2025 and for the Period from March 12, 2024 (inception) through December 31, 2024.

	For the Year Ended December 31,
Audit Fees	2025	2024
Audit Related Fees	$300,000	$40,000
Non-Audit Fees	-	-
Total Fees	$300,000	$40,000

The Audit Committee reviews, negotiates and approves in advance the scope of work, any related engagement letter and the fees to be charged by the independent registered public accounting firm for audit services and permitted non-audit services for the Company and for permitted non-audit services for the Company’s investment advisers and any affiliates thereof that provide services to the Company if such non-audit services have a direct impact on the operations or financial reporting of the Company. All of the audit and non-audit services described above for which fees were incurred by the Company for the year ended December 31, 2025, were pre-approved by the Audit Committee, in accordance with its pre-approval policy.

PART IV

ITEM 15. EXHIBITS

The following documents are filed as part of this Annual Report:

1. Financial Statements

Report of Independent Registered Public Accounting Firm (Ernst & Young LLP, Los Angeles, CA, PCAOB ID: 42)
Consolidated Statements of Assets and Liabilities as of December 31, 2025 and December 31, 2024
Consolidated Statements of Operations for the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024
Consolidated Statements of Changes in Net Assets for the year ended December 31, 2025 and for the period from March 12 , 2024 (Inception) through December 31, 2024
Consolidated Statements of Cash Flows for the year ended December 31, 2025 and for the period from March 12, 2024 (Inception) through December 31, 2024
Consolidated Schedule of Investments as of December 31, 2025
Notes to Consolidated Financial Statements

2. Financial Statement Schedules

None. We have omitted financial statement schedules because they are not required or are not applicable, or the required information is shown in the financial statements or notes to the financial statements.

3. Exhibits

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

3.5	Second Amendment to Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 13, 2025.
4.2*	Description of our Units.*
10.1*†

Amended and Restated Loan and Security Agreement, dated November 21, 2025 among CCS IX SPV, LLC, as Borrower, CCS IX Portfolio Holdings, L.P., as Servicer, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator, and Securities Intermediary, and JP Morgan Chase Bank, National Association as Administrative Agent.*†

10.2

Sale and Contribution Agreement, dated May 21, 2025, between CCS IX Portfolio Holdings, LLC, as seller, and CCS IX SPV, LLC, as purchaser (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 27, 2025).

10.3

Master Repurchase Agreement dated as of March 14, 2025, by and among CCS IX Portfolio Holdings, LLC, as seller, and Goldman Sachs Bank USA, as buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on March 25, 2025).

10.4

Repurchase Facility Terms & Conditions dated March 19, 2025, by and among CCS IX Portfolio Holdings, LLC, as seller, and Goldman Sachs USA, as buyer (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed on March 25, 2025).

10.5

Amended and Restated Repurchase Facility Terms & Conditions dated December 18, 2025, by and among CCS IX Portfolio Holdings, LLC, as seller, and Goldman Sachs Bank USA, as buyer (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on December 19, 2025).

10.6

Trademark License Agreement, dated as of December 31, 2024 by and between CCS IX Portfolio Holdings, LLC and Crescent Capital Group LP (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form 10 (File No. 000-56718), filed on December 31, 2024).

10.7

Expense Support and Conditional Reimbursement Agreement, effective as of January 1, 2025 (incorporated by reference to Exhibit 10.5 to Amendment No. 1 to the Company's Registration Statement on Form 10 (File No. 000-56718), filed on February 14, 2025).

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.*
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley of 2002.*
99.1

Insider Trading Policy (Included in the Code of Ethics of the Registrant and the Adviser) (incorporated by reference to Exhibit 14.1 to the Company's Registration Statement on Form 10 (File No. 000-56718), filed on December 31, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed Herewith

† Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished as a supplement to the SEC upon request.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCS IX Portfolio Holdings, LLC
Date: March 6, 2026	By: /s/ Ray Barrios
Ray Barrios
Co-Chief Executive Officer

Date: March 6, 2026	By: /s/ Kimberly Grant Kimberly Grant Co-Chief Executive Officer

Each person whose signature appears below constitutes and appoints Ray Barrios, Kimberly Grant, Justin Vandenberg, George P. Hawley, and Erik Barrios, and each of them, such person’s true and lawful attorney-in-fact and agent, with full power of substitution and revocation, for such person and in such person’s name, place and stead, in any and all capacities, to sign one or more Annual Reports on Form 10-K for the fiscal year ended December 31, 2025, and any and all amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents and each of them, or their or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 6, 2026. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 6, 2026	By: /s/ Ray Barrios
Ray Barrios
Co-Chief Executive Officer

Date: March 6, 2026	By: /s/ Kimberly Grant Kimberly Grant Co-Chief Executive Officer

Date: March 6, 2026	By: /s/ Justin Vandenberg Justin Vandenberg Chief Financial Officer

Date: March 6, 2026	By: /s/ Kathleen Briscoe Kathleen Briscoe Director

Date: March 6, 2026	By: /s/ Susan Yun Lee Susan Yun Lee Director

Date: March 6, 2026	By: /s/ Martha Solis-Turner Martha Solis-Turner Director