Form 10-Q
period 2026-03-31
CCS IX Portfolio Holdings, LLC
filed 2026-05-15
CIK 2017636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

The number of units of the Registrant’s common units outstanding at May 15, 2026 was 10.

CCS IX Portfolio Holdings, LLC

FORM 10-Q FOR THE QUARTER ENDED March 31, 2026

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
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under "Risk Factors" in this or other of our SEC filings.

Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 6, 2026, for further discussion of these and other risks and uncertainties which could affect our future results. Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form 10-/12G, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except for per unit data)

	As of March 31, 2026 (Unaudited)	As of December 31, 2025

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $703,918 and $453,171 respectively)	$705,686	$458,141
Restricted cash and cash equivalents	550,943	524,915
Cash and cash equivalents	18,233	21,684
Interest receivable	1,592	1,422
Total assets	$1,276,454	$1,006,162

Liabilities
Secured borrowings (net of deferred financing costs of $784 and $1,024 respectively)	542,241	517,394
Debt (net of deferred financing costs of $3,936 and $4,170 respectively)	207,965	115,830
Interest and other debt financing costs payable	3,162	2,501
Management fees payable	283	230
Accrued expenses and other liabilities	541	701
Total liabilities	754,192	636,656

Commitments and Contingencies (Note 7)
Net assets
Common Units, no par value; (10 units issued, authorized and outstanding)	523,450	365,858
Accumulated earnings (loss)	(1,188)	3,648
Total net assets	522,262	369,506
Total liabilities and net assets	$1,276,454	$1,006,162
Net asset value per unit	$52,226,200	$36,950,600

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Operations
(in thousands, except for unit and per unit data)
(Unaudited)
	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$12,444	$2,363
Paid-in-kind interest	883	234
Other income	4	-
Total investment income	13,331	2,597

Expenses:
Interest and other debt financing costs	4,057	224
Management fees	279	34
Administrative services expenses	138	131
Professional fees	155	60
Directors’ fees	26	37
Other general and administrative expenses	255	69
Total expenses	4,910	555
Net investment income	8,421	2,042
Net realized and unrealized gains (losses) on investments and cash equivalents:
Net realized gain (loss) on:
Cash equivalents	3	-
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	(3,202)	(52)
Cash equivalents	(58)	(4)
Net realized and unrealized gains (losses) on investments and cash equivalents	$(3,257)	$(56)
Net increase in net assets resulting from operations	$5,164	$1,986

Per common unit data:
Net increase in net assets resulting from operations per unit (basic and diluted):	$516,400	$198,600
Net investment income per unit (basic and diluted):	$842,100	$204,200
Weighted average units outstanding (basic and diluted):	10	10

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit data)
(Unaudited)
	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	10	$365,858	$3,648	$369,506
Net increase in net assets resulting from operations:
Net investment income	-	-	8,421	8,421
Net realized gain (loss)	-	-	3	3
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(3,260)	(3,260)
Capital contributions	-	157,592	-	157,592
Distributions from distributable earnings	-	-	(10,000)	(10,000)
Total increase (decrease) for the three months ended March 31, 2026	-	$157,592	$(4,836)	$152,756
Balance at March 31, 2026	10	$523,450	$(1,188)	$522,262

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	10	$10	$-	$10
Net increase in net assets resulting from operations:
Net investment income	-	-	2,042	2,042
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(56)	(56)
Capital contributions	-	225,000	-	225,000
Total increase for the three months ended March 31, 2025	-	$225,000	$1,986	$226,986
Balance at March 31, 2025	10	$225,010	$1,986	$226,996

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$5,164	$1,986
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(255,883)	(215,111)
Amortization of premium and accretion of discount, net	(252)	(10)
Proceeds from sales of investments or principal repayments	6,271	184
Paid-in-kind interest income	(883)	(225)
Net change in unrealized (appreciation) depreciation on investments	3,202	52
Amortization of deferred financing costs	474	18
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(170)	(71)
Increase (decrease) in interest and other debt financing costs payable	661	206
Increase (decrease) in management fees payable	53	34
Increase (decrease) in accrued expenses and other liabilities	(160)	296
Net cash provided by (used for) operating activities	$(241,523)	$(212,641)
Cash flows from financing activities:
Capital contributions	157,592	225,000
Secured borrowings	24,607	236,846
Borrowings on credit facility	91,901	-
Deferred financing and debt issuance costs paid	-	(507)
Distributions paid	(10,000)	-
Net cash provided by (used for) financing activities	264,100	461,339
Net increase (decrease) in cash and cash equivalents	22,577	248,698
Cash and cash equivalents including restricted cash, beginning of period	546,599	10
Cash and cash equivalents including restricted cash, end of period (1)	$569,176	$248,708

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$2,992	$-

(1) As of March 31, 2026, the balance included restricted cash and cash equivalents of $550,943 and cash and cash equivalents of $18,233. As of March 31, 2025, the balance included restricted cash and cash equivalents of $239,406 and cash and cash equivalents of $9,302.

See accompanying notes

CCS IX Portfolio Holdings, LLC Schedule of Investments March 31, 2026 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Investments										(1)(2)(3)(4)
Debt Investments
United States
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	8.66%	7/26/2032	2,597	$2,465	0.6%	$3,175	(5)
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Revolver	S+ 500 (75 Floor)	8.70%	7/26/2032	3,278	3,192	0.6	3,278	(5)
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.70%	7/26/2032	80,780	80,026	15.8	82,396	(7)
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 475 (75 Floor)	8.45%	3/5/2032	6,734	6,703	1.3	6,598
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 475 (75 Floor)	8.45%	3/5/2032	13,577	13,387	2.5	13,041	(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Revolver	S+ 475 (75 Floor)	8.44%	3/5/2032	1,818	1,789	0.3	1,683	(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.45%	3/5/2032	61,822	61,577	11.6	60,578	(7)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 600 (75 Floor)	9.66%	3/8/2032	2,235	2,200	0.4	2,235	(5)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver			3/8/2032	-	(70)	0.0	-	(5)(6)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 625 (75 Floor) (Including 500 PIK)	9.92%	3/8/2032	71,213	70,323	13.6	71,213	(7)
Conservice Midco LLC	Commercial and Professional Services	Unitranche First Lien Revolver			2/23/2033	-	(44)	0.0	(45)	(5)(6)
Conservice Midco LLC	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 450 (75 Floor)	8.17%	2/23/2033	66,010	65,680	12.6	65,680	(7)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			9/29/2032	-	(82)	0.0	177	(5)(6)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver			9/29/2032	-	(77)	0.0	-	(5)(6)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 450 (100 Floor)	8.16%	9/29/2032	43,701	43,298	8.5	44,138	(7)
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Delayed Draw Term Loan	S+ 475 (75 Floor)	8.45%	3/2/2033	4,676	4,579	0.9	4,527	(5)
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Revolver	S+ 475 (75 Floor)	8.42%	3/2/2033	1,128	1,049	0.2	1,048	(5)
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.42%	3/2/2033	49,743	49,248	9.4	49,246	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	8.70%	5/16/2032	14,356	14,197	2.7	14,134	(5)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			5/16/2032	-	(110)	0.0	(222)	(5)(6)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Revolver			5/16/2031	-	(103)	0.0	(120)	(5)(6)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.70%	5/16/2032	68,252	67,643	12.9	67,569	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.70%	5/16/2032	7,393	7,319	1.4	7,319	(7)
Rightworks, LLC	Software and Services	Unitranche First Lien Revolver	S+ 475 (100 Floor)	8.42%	5/21/2029	1,079	1,079	0.2	1,049	(5)

Rightworks, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 475 (100 Floor)	8.42%	5/21/2029	76,137	76,137	14.4	75,376	(7)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 475 (75 Floor)	8.42%	12/15/2030	3,360	3,310	0.6	3,274	(5)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Revolver			12/15/2030	-	(29)	0.0	(31)	(5)(6)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.45%	12/15/2030	36,660	36,477	7.0	36,477	(7)
Trintech, Inc.	Software and Services	Unitranche First Lien Delayed Draw Term Loan			1/29/2033	-	(40)	0.0	(81)	(5)(6)
Trintech, Inc.	Software and Services	Unitranche First Lien Revolver			1/29/2033	-	(59)	0.0	(60)	(5)(6)
Trintech, Inc.	Software and Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.42%	1/29/2033	48,387	47,917	9.2	47,903	(7)
Vensure Employer Services Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (50 Floor)	8.70%	9/30/2031	15,778	15,393	2.9	15,154	(5)
Total Debt Investments							$674,374	129.6%	$676,709

Equity Investments
United States
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Common Stock				88,504	$89	0.0%	$-
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Preferred Stock				8,762	8,762	1.7	8,944
BVI Medical Inc.	Healthcare Equipment and Services	Common Stock				5,690	7,591	1.0	5,237
Headlands Buyer, Inc.	Healthcare Equipment and Services	Preferred Stock				531,496	5,315	1.2	6,037
Landscape Workshop	Commercial and Professional Services	Common Stock				6,536,146	7,787	1.6	8,759
Total Equity Investments							$29,544	5.5%	$28,977
Total Investments							$703,918	135.1%	$705,686

Cash & Cash Equivalents including restricted cash
Other Cash Accounts		Cash					$653	0.1%	$653
Goldman Sachs FS Government Fund		Cash Equivalents					19,630	3.8	19,630
US Treasury Bill		Cash Equivalents		3.61%	4/21/2026	550,000	548,896	105.1	548,893	(8)
Total Cash & Cash Equivalents including restricted cash							$569,179	109.0%	$569,176
Total Investments including Cash & Cash Equivalents							$1,273,097	244.1%	$1,274,862

See accompanying notes

*The majority of the debt investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of March 31, 2026, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor, which is disclosed in the Schedule of Investments. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $522,262 as of March 31, 2026.

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
(4)
Unless otherwise indicated, the Company’s portfolio companies are not pledged as collateral supporting the amounts outstanding under the JPM Funding Facility (as defined below). See Note 6 “Debt”.
(5)
Position or portion thereof is an unfunded loan commitment and no interest is being earned on the unfunded portion. The investment may be subject to an unused/letter of credit facility fee. See Note 7 “Commitments and Contingencies”.
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
(8)
All or a portion of these securities were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of March 31, 2026.

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

March 31, 2026 (Unaudited)

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2026.

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

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury bills, and similar type instruments) with original maturities of three months or less. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Cash equivalents held by the Company are deemed to be a Level 1 asset per ASC 820 Fair Value hierarchy, as defined below. Restricted cash and cash equivalents consist of deposits and cash collateral held at U.S. Bank N.A. related to the Company’s credit facility and U.S. treasury bills as collateral to the secured borrowings referred to in Note 6 "Debt".

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

For the Company's secured borrowings, the interest earned on the entire loan balance is recorded within interest income and the interest earned by the counterparty is recorded within interest expense in the Consolidated Statements of Operations. Dividend income from common equity securities is recorded on the record date for private portfolio companies or on the ex-dividend date for publicly traded portfolio companies. Dividend income from preferred equity securities is recorded on an accrual basis to the extent that such amounts are payable by the portfolio company and are expected to be collected. Each distribution received from an equity investment is evaluated to determine if the distribution should be recorded as dividend income or a return of capital to the unitholders. Generally, the Company will not record distributions from equity investments as dividend income unless there is sufficient current or accumulated earnings prior to the distribution. Distributions that are classified as a return of capital to unitholders are recorded as a reduction in the cost basis of the investment.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026, and December 31, 2025, we had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company's organization. Costs associated with the organization of the Company are expensed as incurred. For the three months ended March 31, 2026 and 2025, the Company accrued organization expenses of $0.

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

As of March 31, 2026, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2024.

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

For the three months ended March 31, 2026 and 2025, the Company incurred administrative services expenses of $138, and $131, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. As of March 31, 2026 and December 31, 2025, $250, and $264, respectively, was payable to the Administrator, which are included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the costs, expenses, compensation and benefits paid by the Administrator or its affiliates to the Company’s chief compliance officer, chief financial officer, general counsel and secretary, their respective staff and operations staff who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals are included in the administration services expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

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

The Company commenced operations on February 13, 2025 and began accruing the base management fee as a result. For the three months ended March 31, 2026 and 2025, the Company incurred management fees of $279, and $34, respectively. As of March 31, 2026 and December 31, 2025, $283, and $230, of management fees were unpaid, respectively.

Expense Support and Conditional Reimbursement Agreement

The Company entered into an Expense Support and Conditional Reimbursement Agreement (the “Expense Support Agreement”) with the Adviser as of January 1, 2025. The Adviser may elect to pay certain expenses of the Company on the Company’s behalf (each, an “Expense Payment”), provided that no portion of an Expense Payment will be used to pay any interest expense. Any Expense Payment that the Adviser has committed to pay must be paid by the Adviser to the Company or on behalf of the Company in any combination of cash or other immediately available funds no later than forty-five days after such election was made in writing by the Adviser, and/or offset against amounts due from the Company to the Adviser or its affiliates.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company upon the Company committing in writing to pay the Reimbursement Payment on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month. The Company did not make any Reimbursement Payments during the three months ended March 31, 2026 and March 31, 2025.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to affiliate designation under the 1940 Act.

Investments at fair value consisted of the following (in thousands):

	As of March 31, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Unitranche First Lien	$674,374	$676,709	$2,335	$428,556	$434,909	$6,353
Equity & Other	29,544	28,977	(567)	24,615	23,232	(1,383)
Total Investments	$703,918	$705,686	$1,768	$453,171	$458,141	$4,970

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of March 31, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value

Healthcare Equipment and Services	$226,830	32.1%	$220,401	48.1%
Commercial and Professional Services	217,948	30.9	84,207	18.4
Software and Services	206,087	29.2	153,533	33.5
Consumer Services	54,821	7.8	-	-
Total Investments	$705,686	100.0%	$458,141	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of March 31, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$705,686	100.0%	$458,141	100.0%
Total Investments	$705,686	100.0%	$458,141	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of March 31, 2026 and December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total

Unitranche First Lien	$-	$-	$676,709	$676,709
Equity	-	-	28,977	28,977
Total Investments	$-	$-	$705,686	$705,686
Cash Equivalents	568,523	-	-	568,523
Total Investments including Cash Equivalents	$568,523	$-	$705,686	$1,274,209

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total

Unitranche First Lien	$-	$-	$434,909	$434,909
Equity	-	-	23,232	23,232
Total Investments	$-	$-	$458,141	$458,141
Cash Equivalents	543,791	-	-	543,791
Total Investments including Cash Equivalents	$543,791	$-	$458,141	$1,001,932

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the three months ended March 31, 2026 and 2025, based off of the fair value hierarchy as of March 31, 2026 and 2025, respectively (in thousands):

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2025	$434,909	$23,232	$458,141
Amortized discounts/premiums	252	-	252
Paid in-kind interest	883	-	883
Net change in unrealized appreciation (depreciation)	(4,018)	816	(3,202)
Purchases	250,954	4,929	255,883
Sales/principal repayments/paydowns	(6,271)	-	(6,271)
Balance as of March 31, 2026	$676,709	$28,977	$705,686
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2026	$(4,018)	$816	$(3,202)

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2024	$-	$-	$-
Amortized discounts/premiums	10	-	10
Paid in-kind interest	226	-	226
Net change in unrealized appreciation (depreciation)	(52)	-	(52)
Purchases	207,519	7,591	215,111
Sales/principal repayments/paydowns	(184)	-	(184)
Balance as of March 31, 2025	$207,519	$7,591	$215,110
Net change in unrealized appreciation (depreciation) from investments still held as of March 31, 2025	$(52)	$-	$(52)

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of March 31, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for Unitranche First Lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of March 31, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$206,612	Discounted Cash Flow	Discount Rate	8.6%		-	10.4%		(9.3%)
	470,097	Transactions Precedent	Transaction Price				N/A
	$676,709
Equity	$28,977	Enterprise Value	Comparable EBITDA Multiple	14.3	x	-	18.1	x	(16.4x)
	$28,977
Total	$705,686

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$364,013	Discounted Cash Flow	Discount Rate	8.6%		-	9.1%		(8.8%)
	70,896	Broker Quoted	Broker Quote				N/A
	$434,909
Equity	$23,232	Enterprise Value	Comparable EBITDA Multiple	12.5	x	-	19.4	x	(17.3x)
	$23,232
Total	$458,141

The significant unobservable inputs used in the fair value measurement of the Company’s debt and equity securities are primarily earnings before interest, taxes, depreciation and amortization (“EBITDA”), revenue, comparable multiples and market discount rates. The Company typically uses comparable EBITDA or revenue multiples on its equity securities to determine the fair value of investments. The Company uses discount rates for debt securities to determine if the effective yield on a debt security is commensurate with the market yields for that type of debt security.

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

Note 6. Debt

Secured Borrowings

As of March 31, 2026 and December 31, 2025, the Company had $543,025 and $518,418, of secured borrowings outstanding respectively. The Company's secured borrowings bore interest at a weighted average rate of 5.01% and 4.26%, for the three months ended March 31, 2026 and 2025, respectively. The weighted average borrowing outstanding for the three months ended March 31, 2026 and 2025, was $89,073 and $236,846, respectively. The Company recorded $1,100 and $224, of interest expense in connection with secured borrowings for the three months ended March 31, 2026, and 2025, respectively.

Costs incurred in connection with obtaining the secured borrowings were recorded as deferred financing costs and are being amortized over the life of the secured borrowings on a straight-line basis which approximates the effective interest method. As of

March 31, 2026 and December 31, 2025, deferred financing costs related to the secured borrowings were $784 and $1,024, respectively, which were netted against secured borrowings on the Consolidated Statements of Assets and Liabilities.

The Company's secured borrowings are secured by debt securities issued by the US government with a maturity date of less than one year.

JPM Funding Facility

Debt consisted of the following (in thousands):

	As of March 31, 2026				As of December 31, 2025
	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$400,000	$211,901	$188,099	$211,901	$400,000	$120,000	$280,000	$120,000

(1)The amount available is subject to any limitations related to the credit facility borrowing base.

(2)The amount presented excludes netting of deferred financing costs.

(3)As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

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

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis. As of March 31, 2026 and December 31, 2025, deferred financing costs related to the JPM Funding Facility were $3,936 and $4,170, respectively, which were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of March 31, 2026 and December 31, 2025, the debt would be deemed to be Level 3 of the fair value hierarchy.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred under the JPM Funding Facility were as follows:

(in $ thousands)	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Borrowing interest expense	$2,332	$-
Unused facility fees	391	-
Amortization of financing costs	234	-
Total interest and credit facility expenses	$2,957	$-
Weighted average outstanding balance	$166,097	$-

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 and March 31, 2025, was 7.22% and 0.0%, respectively. The weighted average debt of the borrowings outstanding for the three months ended March 31, 2026 and 2025, was $166,097 and $0, respectively.

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

			As of March 31, 2026		As of December 31, 2025
Company		Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Arrow Management Acquisition, LLC	(2)	Delayed Draw Term Loan	7/26/2027	$26,319	7/26/2027	$28,922
Arrow Management Acquisition, LLC	(4)	Revolver	7/26/2032	6,363	7/26/2032	6,363
Bonterra, LLC	(2)	Delayed Draw Term Loan	10/8/2027	13,044	10/8/2027	19,699
Bonterra, LLC	(5)	Revolver	3/5/2032	4,916	3/5/2032	5,725
BVI Medical Inc.	(2)	Delayed Draw Term Loan	9/7/2027	717	9/7/2027	1,897
BVI Medical Inc.	(4)	Revolver	3/8/2032	5,482	3/8/2032	5,482
Conservice Midco LLC	(4)	Revolver	2/10/2033	8,990	n/a	n/a
Headlands Buyer, Inc.	(4)	Delayed Draw Term Loan	9/29/2027	17,716	9/29/2027	17,717
Headlands Buyer, Inc.	(5)	Revolver	9/29/2032	8,268	9/29/2032	8,268
HES Intermediate Holdings II, LLC	(6)	Delayed Draw Term Loan	3/2/2028	10,247	n/a	n/a
HES Intermediate Holdings II, LLC	(4)	Revolver	3/2/2033	6,831	n/a	n/a
Landscape Workshop	(2)	Delayed Draw Term Loan	5/17/2027	7,881	5/17/2032	13,487
Landscape Workshop	(2)	Delayed Draw Term Loan	3/12/2028	22,179	n/a	n/a
Landscape Workshop	(4)	Revolver	5/16/2031	12,004	5/16/2031	10,015
Rightworks, LLC	(4)	Revolver	5/21/2029	1,863	5/21/2029	1,863
Java Buyer, Inc.	(4)	Delayed Draw Term Loan	2/6/2028	13,870	n/a	n/a
Java Buyer, Inc.	(4)	Revolver	12/15/2030	6,110	n/a	n/a
Trintech, Inc.	(2)	Delayed Draw Term Loan	1/29/2028	8,065	n/a	n/a
Trintech, Inc.	(3)	Revolver	1/29/2033	6,048	n/a	n/a
Vensure Employer Services Inc.	(6)	Delayed Draw Term Loan	3/4/2028	46,621	n/a	n/a
Total				$233,534		$119,438

(1)
Commitments are generally subject to borrowers meeting certain criteria such as compliance with covenants and certain operational metrics. These amounts may remain outstanding until the commitment period of an applicable loan expires, which may be shorter than its maturity.
(2)
Investment pays 1.00% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.
(3)
Investment pays 0.75% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.
(4)
Investment pays 0.50% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.
(5)
Investment pays 0.38% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.
(6)
Investment pays no unfunded commitment fee on the commitment of revolving commitment facility or delayed draw term loan facility.

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

Note 8. Net Assets

Pursuant to a purchase and contribution agreement, CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since the commencement of operations on February 13, 2025 and through March 31, 2026, CCS IX Holdings, L.P. has contributed an aggregate of $539,677.

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

For income tax purposes, the Company will report its distributions for the 2026 calendar year as classified below. The character of such distributions will be appropriately reported to the Internal Revenue Service and unitholders for the 2026 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s unitholders.

The following table reflects the distributions that the Company has paid on its units during the three months ended March 31, 2026. There were no distributions made during the three months ended March 31, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
1/15/2026	1/15/2026	1/16/2026	$10,000
Total			$10,000

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except unit and per unit data):

	For the three months ended March 31, 2026	For the Period from February 13, 2025 (Commencement of Operations) through March 31, 2025
Per Unit Data:
Net asset value, beginning of period	$36,950,600	$1,000
Net investment income (1)	842,100	204,200
Net realized and unrealized gains (losses) on investments(1)(2)	(325,700)	(5,600)
Net increase in net assets resulting from operations	516,400	198,600
Capital contributions	15,759,200	22,500,000
Distributions declared from net investment income(2)	(1,000,000)	-
Total increase (decrease) in net assets	15,275,600	22,698,600
Net asset value, end of period	$52,226,200	$22,699,600
Units outstanding, end of period	10	10
Weighted average units outstanding	10	10
Total return based on net asset value (3)	1.40%	19,860%
Ratio/Supplemental Data:
Net assets, end of period	$522,262	$226,996
Ratio of total expenses (prior to expense support) to average net assets(4)	4.48%	2.53%
Ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets (4)	0.78%	1.51%
Ratio of net investment income to average net assets(4)	7.69%	9.30%
Ratio of interest and credit facility expenses to average net assets (4)	3.70%	1.02%
Portfolio turnover (5)	1.08%	0.09%
Asset coverage ratio	170%	196%

(1)
The per unit data was derived by using the weighted average units outstanding during the period.
(2)
The amount shown may not correspond with the aggregate amount for the period as it includes the effect of the timing of capital transactions.
(3)
Total return based on NAV is calculated as the change in NAV per unit during the period plus declared dividends or capital activity per unit during the period, divided by the beginning NAV per unit, and not annualized.
(4)
Annualized.
(5)
Not annualized.

Note 10. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company accrued $0 of excise taxes related to its status as a RIC. As of March 31, 2026 and December 31, 2025, $0 of accrued excise taxes remained payable.

For the three months ended March 31, 2026 and 2025, the Company recognized no benefits (provisions) for taxes on realized and unrealized appreciation and depreciation on investments. As of March 31, 2026 and December 31, 2025, no deferred tax assets or liabilities were recorded on the Consolidated Statements of Assets and Liabilities.

The Company's aggregate unrealized appreciation and depreciation on investments and cash equivalents for federal income tax purposes was as follows (in thousands):

	As of March 31, 2026	As of December 31, 2025
Tax Cost	$1,272,444	$996,907
Gross Unrealized Appreciation	$7,212	$6,809
Gross Unrealized Depreciation	(5,447)	(1,784)
Net Unrealized Investment Appreciation (Depreciation)	$1,765	$5,025

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of and for the three months ended March 31, 2026, except as discussed below.

Subsequent to March 31, 2026, CCS IX Holdings, L.P., contributed $157,731 of additional paid-in capital to the Company in respect of the Common Units held by such entity. No Common Units were issued or sold as part of the transaction.

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

We are managed by Crescent Capital Group LP ("Crescent"), or the Adviser, pursuant to our Investment Advisory and Management Agreement, dated as of December 31, 2024, or the Investment Advisory and Management Agreement. Our administrator, CCAP Administration LLC, or the Administrator, an affiliate of Crescent, provides certain administrative services necessary for us to operate pursuant to an Administration Agreement, dated as of December 31, 2024, or the Administration Agreement. An affiliate of the Adviser and the Administrator also serve as the investment adviser and administrator, respectively, of Crescent Capital BDC, Inc., a publicly-traded BDC since 2015 and Crescent Private Credit Income Corp., a non-traded BDC since 2022.

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

Our investment activities are managed by the Adviser, which is responsible for originating prospective investments, conducting research and due diligence investigations on potential investments, analyzing investment opportunities, negotiating and structuring our investments and monitoring our investments and portfolio companies on an ongoing basis. Crescent is wholly owned by Sun Life Financial Inc., or, together with its subsidiaries and joint ventures, Sun Life.

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

The Adviser agreed to advance all of our organization expenses on our behalf until the commencement of the Fund's operations. Subsequent to the commencement of operations on February 13, 2025, any such expenses incurred by us, including the reimbursements to the Adviser, will be expensed as incurred subject to the Expense Support and Conditional Reimbursement Agreement between us and the Adviser, dated as of December 31, 2024, or the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pays on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 170% and 158%, respectively.

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of March 31, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Unitranche First Lien	$676.7	95.9%	$434.9	94.9%
Equity & Other	29.0	4.1	23.2	5.1
Total Investments	$705.7	100.0%	$458.1	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended	For the three months ended
	March 31, 2026	March 31, 2025
New investments at cost:
Unitranche First Lien	$252.1	$207.7
Equity	4.9	7.6
Total Investments	$257.0	$215.3
Proceeds from investments sold or repaid:
Unitranche First Lien	$6.3	$0.2
Total Proceeds	$6.3	$3.7
Net increase (decrease) in portfolio	$250.7	$215.1

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of March 31, 2026 and December 31, 2025, respectively, we had no investments on non-accrual status.

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

($ in millions)	As of March 31, 2026			As of December 31, 2025
	Investments at	Percentage of		Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Investment Performance Rating	Fair Value	Total Portfolio
1	$-	-%	1	$-	-%
2	705.7	100.0	2	458.1	100.0
3	-	-	3	-	-
4	-	-	4	-	-
5	-	-	5	-	-
Total	$705.7	100.0%	Total	$458.1	100.0%

RESULTS OF OPERATIONS

Summary Consolidated Statements of Operations

Operating results were as follows:

($ in millions)	For the three months ended March 31, 2026	For the three months ended March 31, 2025
Total investment income	$13.3	$2.6
Total net expenses, including taxes	4.9	0.6
Net investment income	$8.4	$2.0
Net unrealized appreciation (depreciation) on investments and cash equivalents	(3.3)	(0.1)
Net realized and unrealized gains (losses)	$(3.3)	$(0.1)
Net increase (decrease) in net assets resulting from operations	$5.1	$1.9

Net income can vary substantially from period to period due to various factors, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

For the three months ended March 31, 2026 and 2025, the total investment income was $13.3 million and $2.6 million, respectively. We expect total investment income to continue to increase with the growing portfolio.

For the three months ended March 31, 2026 and 2025, total net expenses were $4.9 million and $0.6 million, respectively. The increase in total net expenses is driven by the increase in interest expense from leverage facilities. As our investment portfolio is growing, we expect the interest expense to increase. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets, as evidenced by the decrease in the ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets on the Statement of Financial Highlights period over period.

For the three months ended March 31, 2026 and 2025, we recorded net unrealized gains (losses) on investments of $(3.3) million and $(0.1) million, respectively.

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

During the three months ended March 31, 2026 and 2025 we did not enter into any hedging contracts.

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

As of March 31, 2026, we had $569.2 million in cash and cash equivalents. As of March 31, 2026, our cash and cash equivalents were in excess of our unfunded commitments.

As of March 31, 2026 we were in compliance with our asset coverage requirements under the 1940 Act.

Equity Activity

Pursuant to a purchase and contribution agreement entered into between us and CCS IX Holdings, L.P., CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since our commencement of operations on February 13, 2025 and through March 31, 2026, CCS IX Holdings, L.P. has contributed an aggregate of $539.7 million.

Secured Borrowings

As of March 31, 2026 and December 31, 2025, we had $543.0 million and $518.4 million, of secured borrowings outstanding, respectively. Our secured borrowings bore interest at a weighted average rate of 5.01% and 4.48% for the three months ended March 31, 2026 and 2025, respectively. The weighted average borrowing outstanding for the three months ended March 31, 2026 and 2025, was $89.1 million and $236.9 million, respectively. We recorded $1.1 million and $0.2 million, of interest expense in connection with secured borrowings for the three months ended March 31, 2026 and 2025, respectively.

JPM Funding Facility

	As of March 31, 2026				As of December 31, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$400	$212	$188	$212	$400	$120	$280	$120

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of March 31, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three months ended March 31, 2026 and 2025, was 7.22% and 0.0%, respectively. The weighted average debt of the borrowings outstanding for the three months ended March 31, 2026 and 2025, was $166.1 million and $0.0 million, respectively.

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

The summary of costs incurred under the JPM Funding Facility is presented below:

(in $ millions)	For the three months ended March 31, 2026	For the three months ended March 31, 2025

Borrowing interest expense	$2.3	$-
Unused facility fees	0.4	-
Amortization of financing costs	0.2	-
Total interest and credit facility expenses	$3.0	$-
Weighted average outstanding balance	$166.1	$-

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

In accordance with applicable SEC staff guidance and interpretations, with unitholder approval effective December 31, 2024, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. "Debt" to our consolidated financial statements for more detail on the credit facility.

As of March 31, 2026 and December 31, 2025, our asset coverage ratio was 170%, and 158%, respectively. See Note 6 "Debt" to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of March 31, 2026, we had aggregate unfunded commitments totaling $233.5 million. See Note 7 "Commitments and Contingencies" to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

Subsequent to March 31, 2026, CCS IX Holdings, L.P., contributed $157.7 million of additional paid-in capital to the Company in respect of the Common Units held by such entity. No Common Units were issued or sold as part of the transaction.

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

As of March 31, 2026, 100% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of March 31, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 100 basis points	$6.8	$7.5	$(0.7)
Up 75 basis points	5.1	5.7	(0.6)
Up 50 basis points	3.4	3.8	(0.4)
Up 25 basis points	1.7	1.9	(0.2)
Down 25 basis points	(1.7)	(1.9)	0.2
Down 50 basis points	(3.4)	(3.8)	0.4
Down 75 basis points	(5.1)	(5.7)	0.6
Down 100 basis points	(6.8)	(7.5)	0.7

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of March 31, 2026, we had no foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of March 31, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. RISK FACTORS

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors set forth in “Risk Factors” in the Company’s Annual Report for the fiscal year ended December 31, 2025, which could materially affect our business, financial condition and/or operating results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially affect our business, financial condition and/or operating results. There have been no material changes to the risk factors set forth in the Company’s Annual Report for the fiscal year ended December 31, 2025.

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
3.3

Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of February 14, 2025 (Incorporated by reference to Exhibit 3.2 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 000-56718), filed on February 14, 2025).

3.4

First Amendment to Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of August 6, 2025 (incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q (file No. 000-56718) Filed on August 14, 2025).

3.5

Second Amendment to Second Amended and Restated Limited Liability Company Agreement of the Company, dated as of November 13, 2025 (incorporated by reference to Exhibit 3.5 to the Company's Annual Report on Form 10-K (file No. 000-56718) Filed on March 6, 2026).

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

CCS IX Portfolio Holdings, LLC

Date: May 15, 2026	By:	/s/ Ray Barrios
Ray Barrios
Co-Chief Executive Officer

Date: May 15, 2026	By:	/s/ Kimberly Grant
Kimberly Grant
Co-Chief Executive Officer

Date: May 15, 2026	By:	/s/ Justin Vandenberg
Justin Vandenberg
Chief Financial Officer