Form 10-Q
period 2026-06-30
CCS IX Portfolio Holdings, LLC
filed 2026-08-14
CIK 2017636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

The number of units of the Registrant’s common units outstanding at August 14, 2026 was 10.

CCS IX Portfolio Holdings, LLC

FORM 10-Q FOR THE QUARTER ENDED June 30, 2026

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

The occurrence of the events described in these risk factors could have a material adverse effect on our business, results of operations and financial position. The following factors are among those that may cause actual results to differ materially from our forward-looking statements:

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

Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 6, 2026, for further discussion of these and other risks and uncertainties which could affect our future results. Although we believe that the assumptions on which these forward-looking statements are based upon are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form 10-12G, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except for per unit data)

	As of June 30, 2026 (Unaudited)	As of December 31, 2025

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,032,707 and $453,171 respectively)	$1,026,674	$458,141
Restricted cash and cash equivalents	489,018	524,915
Cash and cash equivalents	33,198	21,684
Interest receivable	4,324	1,422
Total assets	$1,553,214	$1,006,162

Liabilities
Secured borrowings (net of deferred financing costs of $541 and $1,024 respectively)	483,260	517,394
Debt (net of deferred financing costs of $7,587 and $4,170 respectively)	374,431	115,830
Interest and other debt financing costs payable	5,299	2,501
Management fees payable	372	230
Accrued expenses and other liabilities	328	701
Total liabilities	863,690	636,656

Commitments and Contingencies (Note 7)
Net assets
Common Units, no par value; (10 units issued, authorized and outstanding)	685,182	365,858
Accumulated earnings (loss)	4,342	3,648
Total net assets	689,524	369,506
Total liabilities and net assets	$1,553,214	$1,006,162
Net asset value per unit	$68,952,400	$36,950,600

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Operations
(in thousands, except for unit and per unit data)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$19,166	$5,644	$31,610	$8,007
Paid-in-kind interest	1,418	859	2,301	1,093
Other income	11	-	15	-
Total investment income	20,595	6,503	33,926	9,100

Expenses:
Interest and other debt financing costs	6,238	942	10,295	1,166
Management fees	372	158	651	192
Administrative services expenses	146	131	284	262
Professional fees	136	64	291	124
Directors’ fees	24	40	50	77
Organizational costs	-	243	-	243
Other general and administrative expenses	339	188	594	257
Total expenses	7,255	1,766	12,165	2,321
Recoupment (support) of expenses paid to (by) the Adviser (Note 3)	-	1,201	-	1,201
Net expenses	7,255	2,967	12,165	3,522
Net investment income before taxes	13,340	3,536	21,761	5,578
Provision for excise taxes	-	271	-	271
Net investment income	13,340	3,265	21,761	5,307
Net realized and unrealized gains (losses) on investments and cash equivalents:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	(1)	-	(1)	-
Cash equivalents	(1)	(5)	2	(5)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	(7,801)	819	(11,003)	767
Cash equivalents	(7)	20	(65)	16
Net realized and unrealized gains (losses) on investments and cash equivalents	$(7,810)	$834	$(11,067)	$778
Net increase in net assets resulting from operations	$5,530	$4,099	$10,694	$6,085

Per common unit data:
Net increase in net assets resulting from operations per unit (basic and diluted):	$553,000	$409,900	$1,069,400	$608,500
Weighted average units outstanding (basic and diluted):	10	10	10	10

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit data)
(Unaudited)

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2026	10	$523,450	$(1,188)	$522,262
Net increase in net assets resulting from operations:
Net investment income	-	-	13,340	13,340
Net realized gain (loss)	-	-	(2)	(2)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(7,808)	(7,808)
Capital contributions	-	161,732	-	161,732
Distributions from distributable earnings	-	-	-	-
Total increase (decrease) for the three months ended June 30, 2026	-	$161,732	$5,530	$167,262
Balance at June 30, 2026	10	$685,182	$4,342	$689,524

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	10	$365,858	$3,648	$369,506
Net increase in net assets resulting from operations:
Net investment income	-	-	21,761	21,761
Net realized gain (loss)	-	-	1	1
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(11,068)	(11,068)
Capital contributions	-	319,324	-	319,324
Distributions from distributable earnings	-	-	(10,000)	(10,000)
Total increase (decrease) for the six months ended June 30, 2026	-	$319,324	$694	$320,018
Balance at June 30, 2026	10	$685,182	$4,342	$689,524

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit data)
(Unaudited)

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at March 31, 2025	10	$225,010	$1,986	$226,996
Net increase in net assets resulting from operations:
Net investment income	-	-	3,265	3,265
Net realized gain (loss)	-	-	(5)	(5)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	839	839
Capital contributions	-	60,000	-	60,000
Total increase for the three months ended June 30, 2025	-	$60,000	$4,099	$64,099
Balance at June 30, 2025	10	$285,010	$6,085	$291,095

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	10	$10	$-	$10
Net increase in net assets resulting from operations:
Net investment income	-	-	5,307	5,307
Net realized gain (loss)	-	-	(5)	(5)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	783	783
Capital contributions	-	285,000	-	285,000
Distributions	-	-	-	-
Total increase for the six months ended June 30, 2025	-	$285,000	$6,085	$291,085
Balance at June 30, 2025	10	$285,010	$6,085	$291,095

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	For the six months ended June 30,
	2026	2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$10,694	$6,085
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(597,912)	(285,984)
Amortization of premium and accretion of discount, net	(642)	(103)
Proceeds from sales of investments or principal repayments	20,673	368
Paid-in-kind interest income	(1,656)	(1,084)
Net realized (gain) loss on investments	1	-
Net change in unrealized (appreciation) depreciation on investments	11,003	(767)
Amortization of deferred financing costs	1,066	267
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(2,902)	(122)
Increase (decrease) in interest and other debt financing costs payable	2,798	604
Increase (decrease) in management fees payable	142	157
Increase (decrease) in accrued expenses and other liabilities	(373)	1,131
Net cash provided by (used for) operating activities	$(557,108)	$(279,448)
Cash flows from financing activities:
Capital contributions	319,324	285,000
Secured borrowings (repayments)	(34,617)	316,256
Borrowings on credit facility	262,018	32,436
Deferred financing and debt issuance costs paid	(4,000)	(5,002)
Distributions paid	(10,000)	-
Net cash provided by (used for) financing activities	532,725	628,690
Net increase (decrease) in cash and cash equivalents	(24,383)	349,242
Cash and cash equivalents including restricted cash, beginning of period	546,599	10
Cash and cash equivalents including restricted cash, end of period (1)	$522,216	$349,252

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$3,509	$295

(1) As of June 30, 2026, the balance included restricted cash and cash equivalents of $489,018 and cash and cash equivalents of $33,198. As of June 30, 2025, the balance included restricted cash and cash equivalents of $319,839 and cash and cash equivalents of $29,413.

See accompanying notes

CCS IX Portfolio Holdings, LLC Schedule of Investments June 30, 2026 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Investments										(1)(2)(3)(4)
Debt Investments
United States
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	8.73%	7/26/2032	3,940	$3,812	0.7%	$4,518	(5)
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Revolver	S+ 500 (75 Floor)	8.73%	7/26/2032	2,989	2,912	0.4	2,989	(5)
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.73%	7/26/2032	80,578	79,855	11.8	82,189	(7)
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 475 (75 Floor)	8.48%	3/5/2032	6,717	6,687	1.0	6,586
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 475 (75 Floor)	8.48%	3/5/2032	13,543	13,360	1.9	13,024	(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Revolver	S+ 475 (75 Floor)	8.49%	3/5/2032	1,347	1,319	0.2	1,215	(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.48%	3/5/2032	61,667	61,425	8.8	60,464	(7)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 600 (75 Floor)	9.67%	3/8/2032	2,235	2,201	0.3	2,038	(5)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver	S+ 600 (75 Floor)	9.61%	3/8/2032	843	776	0.1	477	(5)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 625 (75 Floor) (Including 500 PIK)	9.91%	3/8/2032	71,509	70,646	9.7	66,725	(7)
Cascade Acquiror, Inc	Healthcare Equipment and Services	Unitranche First Lien Revolver			5/18/2033	-	(79)	0.0	(80)	(5)(6)
Cascade Acquiror, Inc	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.73%	5/18/2033	74,598	73,853	10.7	73,853	(7)
Conservice Midco LLC	Commercial and Professional Services	Unitranche First Lien Revolver			2/23/2033	-	(43)	0.0	(22)	(5)(6)
Conservice Midco LLC	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 450 (75 Floor)	8.23%	2/23/2033	66,010	65,708	9.5	65,845	(7)
Foreside Financial Group, LLC	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			10/1/2029	-	(76)	0.0	(152)	(5)(6)
Foreside Financial Group, LLC	Commercial and Professional Services	Unitranche First Lien Revolver	S+ 525 (100 Floor)	8.99%	10/1/2029	209	157	0.0	157	(5)
Foreside Financial Group, LLC	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 525 (100 Floor)	9.14%	10/1/2029	44,533	43,978	6.4	43,977	(7)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			9/29/2032	-	(79)	0.0	(32)	(5)(6)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver	S+ 450 (100 Floor)	8.24%	9/29/2032	709	635	0.1	694	(5)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 450 (100 Floor)	8.19%	9/29/2032	43,701	43,307	6.3	43,622	(7)
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Delayed Draw Term Loan	S+ 525 (75 Floor) (Including 288 PIK)	8.98%	3/2/2033	4,710	4,616	0.7	4,646	(5)
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Revolver			3/2/2033	-	(76)	0.0	(34)	(5)(6)
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Term Loan	S+ 525 (75 Floor) (Including 288 PIK)	8.98%	3/2/2033	50,220	49,745	7.3	50,004	(7)

CCS IX Portfolio Holdings, LLC Schedule of Investments June 30, 2026 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	8.73%	5/17/2032	21,845	21,656	3.2	21,757	(5)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			5/17/2032	-	(106)	0.0	(89)	(5)(6)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Revolver			5/16/2031	-	(98)	0.0	(48)	(5)(6)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.73%	5/17/2032	68,080	67,487	9.8	67,808	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.73%	5/17/2032	7,393	7,321	1.1	7,363	(7)
LF Parent Co, Inc	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			5/13/2033	-	(60)	0.0	(92)	(5)(6)
LF Parent Co, Inc	Healthcare Equipment and Services	Unitranche First Lien Revolver			5/13/2033	-	(105)	0.0	(79)	(5)(6)
LF Parent Co, Inc	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.48%	5/13/2033	56,416	55,852	8.1	55,999	(7)
Qinetic, Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			4/29/2033	-	(59)	0.0	(120)	(5)(6)
Qinetic, Inc.	Commercial and Professional Services	Unitranche First Lien Revolver			4/29/2033	-	(59)	0.0	(60)	(5)(6)
Qinetic, Inc.	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.41%	4/29/2033	42,000	41,583	6.0	41,580	(7)
Rightworks, LLC	Software and Services	Unitranche First Lien Revolver	S+ 475 (100 Floor)	8.46%	5/21/2029	1,961	1,961	0.3	1,961	(5)
Rightworks, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 475 (100 Floor)	8.39%	5/21/2029	75,953	75,953	10.9	75,953	(7)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 450 (75 Floor)	8.23%	12/16/2030	3,352	3,304	0.5	3,299	(5)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Revolver			12/16/2030	-	(28)	0.0	(19)	(5)(6)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 450 (75 Floor)	8.23%	12/16/2030	36,568	36,385	5.3	36,455	(7)
Schellman Holdings, LLC	Financial Services	Unitranche First Lien Delayed Draw Term Loan			4/21/2033	-	(41)	0.0	(85)	(5)(6)
Schellman Holdings, LLC	Financial Services	Unitranche First Lien Revolver			4/21/2033	-	(124)	0.0	(127)	(5)(6)
Schellman Holdings, LLC	Financial Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.42%	4/21/2033	90,759	89,876	12.9	89,851	(7)
Trintech, Inc.	Software and Services	Unitranche First Lien Delayed Draw Term Loan			1/28/2033	-	(38)	0.0	(102)	(5)(6)
Trintech, Inc.	Software and Services	Unitranche First Lien Revolver			1/28/2033	-	(57)	0.0	(76)	(5)(6)
Trintech, Inc.	Software and Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.39%	1/28/2033	48,387	47,938	6.9	47,777	(7)
Vensure Employer Services Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			9/30/2031	-	(274)	0.0	-	(5)(6)
Vensure Employer Services Inc.	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (50 Floor)	8.73%	9/30/2031	18,105	18,105	2.6	18,105	(7)
Total Debt Investments							$991,011	143.5%	$989,714

Equity Investments
United States
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Common Stock				88,504	$89	0.0%	$-

CCS IX Portfolio Holdings, LLC Schedule of Investments June 30, 2026 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Preferred Stock				8,762	8,762	1.3	8,871
BVI Medical Inc.	Healthcare Equipment and Services	Common Stock				5,690	7,591	0.4	2,699
Cascade Acquiror, Inc	Healthcare Equipment and Services	Common Stock				5,366	5,366	0.8	5,366
Headlands Buyer, Inc.	Healthcare Equipment and Services	Common Stock				531,496	5,314	0.9	6,462
Landscape Workshop	Commercial and Professional Services	Common Stock				3,678,038	4,930	0.6	3,813
Landscape Workshop	Commercial and Professional Services	Common Stock				2,858,108	2,858	0.4	2,963
Schellman Holdings, LLC	Financial Services	Common Stock				6,786	6,786	1.0	6,786
Total Equity Investments							$41,696	5.4	$36,960
Total Investments							$1,032,707	148.9%	$1,026,674

Cash & Cash Equivalents including restricted cash
Other Cash Accounts		Cash					$10,068	1.5%	$10,068
Goldman Sachs FS Government Fund		Cash Equivalents		3.54%			23,130	3.4	23,130
US Treasury Bill		Cash Equivalents		3.57%	7/21/2026	490,000	489,027	70.9	489,018	(8)
Total Cash & Cash Equivalents including restricted cash							$522,225	75.8%	$522,216
Total Investments including Cash & Cash Equivalents							$1,554,932	224.7%	$1,548,890

See accompanying notes

*The majority of the debt investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and which reset monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of June 30, 2026, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor, which is disclosed in the Schedule of Investments. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $689,524 as of June 30, 2026.

	Tenor
Reference Rate	1 month	3 month	6 Month	12 Month
SOFR (“S”)	3.63%	3.63%	3.67%	3.68%

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
(8)
All or a portion of these securities were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of June 30, 2026.

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
(8)
All or a portion of these securities were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of December 31, 2025.

CCS IX Portfolio Holdings, LLC

Notes to Consolidated Financial Statements

(in thousands, except unit and per unit amounts)

June 30, 2026 (Unaudited)

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

The accompanying consolidated financial statements of the Company and related financial information have been prepared pursuant to the requirements for reporting on Form 10-Q and Regulation S-X. Accordingly, certain disclosures accompanying annual financial statements prepared in accordance with GAAP are omitted. In the opinion of management, the consolidated financial statements reflect all adjustments and reclassifications consisting solely of normal accruals that are necessary for the fair presentation of financial results as of and for the periods presented. All intercompany balances and transactions have been eliminated. Certain prior period amounts may have been reclassified to conform to the current period presentation. The current period’s results of operations will not necessarily be indicative of results that ultimately may be achieved for the year ending December 31, 2026.

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

Debt Issuance Costs

The Company records costs related to the issuance of debt obligations as deferred financing costs. These costs are amortized over the life of the related debt instrument using the straight-line method which approximates the effective interest method. See Note 6 "Debt" for details.

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026, and December 31, 2025, we had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company's organization. Costs associated with the organization of the Company are expensed as incurred. For the three and six months ended June 30, 2026, the Company accrued organization expenses of $0. For the three and six months ended June 30, 2025, the Company accrued organization expenses of $243.

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

As of June 30, 2026, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2024.

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

For the three and six months ended June 30, 2026, the Company incurred administrative services expenses of $146 and $284, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. For the three and six months ended June 30, 2025, the Company incurred administrative services expenses of $131 and $262, respectively. As of June 30, 2026 and December 31, 2025, $68 and $264, respectively, was payable to the Administrator, which are included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

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

The Company commenced operations on February 13, 2025 and began accruing the base management fee as a result. For the three and six months ended June 30, 2026, the Company incurred management fees of $372 and $651, respectively. For the three and six months ended June 30, 2025, the Company incurred management fees of $158, and $192 respectively. As of June 30, 2026 and December 31, 2025, $372 and $230 of management fees were unpaid, respectively.

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

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company upon the Company committing in writing to pay the Reimbursement Payment on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month. The Company did not make any Reimbursement Payments during the three and six months ended June 30, 2026. During the three and six months ended June 30, 2025, the Company made a Reimbursement Payment for organization expenses and other general administrative expenses in the amount of $1,201.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to affiliate designation under the 1940 Act.

Investments at fair value consisted of the following (in thousands):

	As of June 30, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Unitranche First Lien	$991,011	$989,714	$(1,297)	$428,556	$434,909	$6,353
Equity & Other	41,696	36,960	(4,736)	24,615	23,232	(1,383)
Total Investments	$1,032,707	$1,026,674	$(6,033)	$453,171	$458,141	$4,970

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of June 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value

Healthcare Equipment and Services	$356,219	34.8%	$220,401	48.1%
Commercial and Professional Services	312,611	30.4	84,207	18.4
Software and Services	206,804	20.1	153,533	33.5
Financial Services	96,425	9.4	-	-
Consumer Services	54,615	5.3	-	-
Total Investments	$1,026,674	100.0%	$458,141	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of June 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$1,026,674	100.0%	$458,141	100.0%
Total Investments	$1,026,674	100.0%	$458,141	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of June 30, 2026 and December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total

Unitranche First Lien	$-	$-	$989,714	$989,714
Equity	-	-	36,960	36,960
Total Investments	$-	$-	$1,026,674	$1,026,674
Cash Equivalents	512,148	-	-	512,148
Total Investments including Cash Equivalents	$512,148	$-	$1,026,674	$1,538,822

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Unitranche First Lien	$-	$-	$434,909	$434,909
Equity	-	-	23,232	23,232
Total Investments	$-	$-	$458,141	$458,141
Cash Equivalents	543,791	-	-	543,791
Total Investments including Cash Equivalents	$543,791	$-	$458,141	$1,001,932

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the six months ended June 30, 2026 and 2025, based off of the fair value hierarchy as of June 30, 2026 and 2025, respectively (in thousands):

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2025	$434,909	$23,232	$458,141
Amortized discounts/premiums	642	-	642
Paid in-kind interest	1,656	-	1,656
Net realized gain (loss)	(1)	-	(1)
Net change in unrealized appreciation (depreciation)	(7,651)	(3,352)	(11,003)
Purchases	580,832	17,080	597,912
Sales/principal repayments/paydowns	(20,673)		(20,673)
Balance as of June 30, 2026	$989,714	$36,960	$1,026,674
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2026	$(7,651)	$(3,352)	$(11,003)

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2024	$-	$-	$-
Amortized discounts/premiums	103	-	103
Paid in-kind interest	1,084	-	1,084
Net change in unrealized appreciation (depreciation)	1,206	(439)	767
Purchases	275,535	10,449	285,984
Sales/principal repayments/paydowns	(368)	-	(368)
Balance as of June 30, 2025	$277,560	$10,010	$287,570
Net change in unrealized appreciation (depreciation) from investments still held as of June 30, 2025	$1,206	$(439)	$767

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of June 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for Unitranche First Lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of June 30, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$685,093	Discounted Cash Flow	Discount Rate	8.6%		-	12.0%		(9.2%)
	304,621	Transactions Precedent	Transaction Price				N/A
	$989,714
Equity	$24,809	Enterprise Value	Comparable EBITDA Multiple	12.7	x	-	18.0	x	(16.0x)
	12,151	Transactions Precedent	Transaction Price				N/A
	$36,960
Total	$1,026,674

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$364,013	Discounted Cash Flow	Discount Rate	8.6%		-	9.1%		(8.8%)
	70,896	Transactions Precedent	Transaction Price				N/A
	$434,909
Equity	$23,232	Enterprise Value	Comparable EBITDA Multiple	12.5	x	-	19.4	x	(17.3x)
	$23,232
Total	$458,141

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

Note 6. Debt

Secured Borrowings

As of June 30, 2026 and December 31, 2025, the Company had $483,801 and $518,418 of secured borrowings outstanding, respectively. The Company's secured borrowings bore interest at a weighted average rate of 5.14% and 5.09%, for the three and six months ended June 30, 2026, respectively. The Company's secured borrowings bore interest at a weighted average rate of 4.86% and 4.34%, for the three and six months ended June 30, 2025, respectively. The weighted average borrowing outstanding for the three and six months ended June 30, 2026 was $78,336 and $83,435, respectively. The weighted average borrowing outstanding for the three and six months ended June 30, 2025 was $32,135 and $48,678, respectively. The Company recorded $1,003 and $2,104 of interest expense in connection with secured borrowings for the three and six months ended June 30, 2026, respectively. The Company recorded $514 and $739 of interest expense in connection with secured borrowings for the three and six months ended June 30, 2025, respectively.

Costs incurred in connection with obtaining the secured borrowings were recorded as deferred financing costs and are being amortized over the life of the secured borrowings on a straight-line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the secured borrowings were $541 and $1,024, respectively, which were netted against secured borrowings on the Consolidated Statements of Assets and Liabilities.

The Company's secured borrowings are secured by debt securities issued by the U.S. government with a maturity date of less than one year. As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s secured borrowings approximated fair value, unless otherwise noted.

JPM Funding Facility

Debt consisted of the following (in thousands):

	As of June 30, 2026				As of December 31, 2025
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$800,000	$382,018	$417,982	$382,018	$400,000	$120,000	$280,000	$120,000

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) The amount presented excludes netting of deferred financing costs.

(3) As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three and six months ended June 30, 2026, was 6.76%, and 6.92% respectively. The weighted average interest rate of the aggregate borrowings outstanding for the three and six months ended June 30, 2025 was 19.65%. The weighted average debt of the borrowings outstanding for the three and six months ended June 30, 2026, was $310,557 and $238,726. The weighted average debt of the borrowings outstanding for the three and six months ended June 30, 2025 was $11,925. The JPM Funding Facility commenced on May 21, 2025; therefore, weighted average interest rate and weighted average debt outstanding calculations are the same for the three and six months ended June 30, 2025.

On May 21, 2025, the Company entered into a Loan and Security Agreement (the “JPM Funding Facility”), among the Company, as Servicer, CCS IX SPV, LLC, a wholly-owned subsidiary of the Company (the “Borrower”), as Borrower, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator, and Securities Intermediary, and JPMorgan Chase Bank, National Association as Administrative Agent. Effective May 21, 2026, the commitments under the JPM Funding Facility increased from $400 million to $800 million pursuant to the terms of the agreement. The JPM Funding Facility has a reinvestment period ending May 21, 2028 and a final maturity date of May 21, 2030. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $1 billion. The Company consolidates the Borrower in its consolidated financial statements and no gain or loss is recognized as a result of a sale or contribution.

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

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis which approximates the effective interest method. As of June 30, 2026 and December 31, 2025, deferred financing costs related to the JPM Funding Facility were $7,587 and $4,170, respectively, which were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of June 30, 2026 and December 31, 2025, the debt would be deemed to be Level 3 of the fair value hierarchy.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred under the JPM Funding Facility were as follows:

	For the three months ended June 30,		For the six months ended June 30,
(in $ thousands)	2026	2025	2026	2025
Borrowing interest expense	$4,423	$85	$6,755	$85
Unused facility fees	462	243	853	243
Amortization of financing costs	349	99	583	99
Total interest and other debt financing costs	$5,234	$427	$8,191	$427
Weighted average outstanding balance	$310,557	$11,925	$238,726	$11,925

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

			As of June 30, 2026		As of December 31, 2025
Company		Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Arrow Management Acquisition, LLC	(2)	Delayed Draw Term Loan	7/26/2027	$24,970	7/26/2027	$28,922
Arrow Management Acquisition, LLC	(4)	Revolver	7/26/2032	6,652	7/26/2032	6,363
Bonterra, LLC	(2)	Delayed Draw Term Loan	10/8/2027	13,044	10/8/2027	19,699
Bonterra, LLC	(5)	Revolver	3/5/2032	5,387	3/5/2032	5,725
BVI Medical Inc.	(2)	Delayed Draw Term Loan	9/7/2027	717	9/7/2027	1,897
BVI Medical Inc.	(4)	Revolver	3/8/2032	4,639	3/8/2032	5,482
Cascade Acquiror, Inc	(4)	Revolver	5/18/2033	8,021	n/a	n/a
Conservice Midco LLC	(4)	Revolver	2/10/2033	8,990	n/a	n/a
Foreside Financial Group, LLC	(4)	Delayed Draw Term Loan	6/26/2028	15,234	n/a	n/a
Foreside Financial Group, LLC	(2)	Revolver	10/1/2029	5,024	n/a	n/a
Headlands Buyer, Inc.	(4)	Delayed Draw Term Loan	9/29/2027	17,717	9/29/2027	17,717
Headlands Buyer, Inc.	(4)	Revolver	9/29/2032	7,559	9/29/2032	8,268
HES Intermediate Holdings II, LLC	(2)	Delayed Draw Term Loan	3/2/2028	10,247	n/a	n/a
HES Intermediate Holdings II, LLC	(4)	Revolver	3/2/2033	7,959	n/a	n/a
Java Buyer, Inc.	(4)	Delayed Draw Term Loan	2/7/2028	13,870	n/a	n/a
Java Buyer, Inc.	(4)	Revolver	12/16/2030	6,110	n/a	n/a
Landscape Workshop	(2)	Delayed Draw Term Loan	5/17/2027	336	5/17/2032	13,487
Landscape Workshop	(2)	Delayed Draw Term Loan	3/13/2028	22,179	n/a	n/a
Landscape Workshop	(4)	Revolver	5/16/2031	12,004	5/16/2031	10,015
LF Parent Co, Inc	(7)	Delayed Draw Term Loan	5/15/2028	12,442	n/a	n/a
LF Parent Co, Inc	(6)	Revolver	5/13/2033	10,650	n/a	n/a
Qinetic, Inc.	(7)	Delayed Draw Term Loan	10/30/2028	12,000	n/a	n/a
Qinetic, Inc.	(4)	Revolver	4/29/2033	6,000	n/a	n/a
Rightworks, LLC	(4)	Revolver	5/21/2029	981	5/21/2029	1,863
Schellman Holdings, LLC	(7)	Delayed Draw Term Loan	4/21/2028	8,482	n/a	n/a
Schellman Holdings, LLC	(4)	Revolver	4/21/2033	12,723	n/a	n/a
Trintech, Inc.	(2)	Delayed Draw Term Loan	1/28/2028	8,065	n/a	n/a
Trintech, Inc.	(3)	Revolver	1/28/2033	6,048	n/a	n/a
Vensure Employer Services Inc.	(4)	Delayed Draw Term Loan	3/3/2028	44,248	n/a	n/a
Total				$312,298		$119,438
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
(6)
Investment pays 0.25% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility.
(7)
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

Note 8. Net Assets

Pursuant to a purchase and contribution agreement, CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since the commencement of operations on February 13, 2025 and through June 30, 2026, CCS IX Holdings, L.P. has contributed an aggregate of $701,409.

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

The following table reflects the distributions that the Company has paid on its units during the six months ended June 30, 2026. There were no distributions made during the six months ended June 30, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
1/15/2026	1/15/2026	1/16/2026	$10,000
Total			$10,000

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except unit and per unit data):

	For the six months ended June 30,
	2026	2025
Per Unit Data:
Net asset value, beginning of period	$36,950,600	$1,000
Net investment income (1)	2,176,100	530,700
Net realized and unrealized gains (losses) on investments(1)(2)	(1,106,700)	77,800
Net increase in net assets resulting from operations	1,069,400	608,500
Capital contributions	31,932,400	28,500,000
Distributions declared from net investment income(2)	(1,000,000)	-
Total increase (decrease) in net assets	32,001,800	29,108,500
Net asset value, end of period	$68,952,400	$29,109,500
Units outstanding, end of period	10	10
Weighted average units outstanding	10	10
Total return based on net asset value (3)	2.89%	60,850%
Ratio/Supplemental Data:
Net assets, end of period	$689,524	$291,095
Ratio of total expenses (prior to expense support) to average net assets(4)	4.55%	2.69%
Ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets (4)	0.70%	1.34%
Ratio of net investment income to average net assets(4)	8.13%	6.46%
Ratio of interest and other debt expenses to average net assets (4)	3.85%	1.35%
Portfolio turnover (5)	2.83%	0.15%
Asset coverage ratio	180%	183%

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
(4)
Annualized.
(5)
Not annualized.

Note 10. Income Taxes

For the three and six months ended June 30, 2026 the Company accrued $0 of excise taxes related to its status as a RIC. For the three and six months ended June 30, 2025 the Company accrued $271 of excise taxes related to its status as a RIC. As of June 30, 2026 and December 31, 2025, $0 of accrued excise taxes remained payable.

The Company's aggregate unrealized appreciation and depreciation on investments and cash equivalents for federal income tax purposes was as follows (in thousands):

	As of June 30, 2026	As of December 31, 2025
Tax Cost	$1,544,864	$996,907
Gross Unrealized Appreciation	$6,445	$6,809
Gross Unrealized Depreciation	(12,487)	(1,784)
Net Unrealized Investment Appreciation (Depreciation)	$(6,042)	$5,025

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of and for the six months ended June 30, 2026, except as discussed below.

On July 22, 2026 the Board declared a cash dividend of $1,200,000 per unit, which was paid on July 23, 2026 to the unitholder of record as of July 22, 2026.

Subsequent to June 30, 2026, CCS IX Holdings, L.P., contributed $19,000 of additional paid-in capital to the Company in respect of the Common Units held by such entity. No Common Units were issued or sold as part of the transaction.

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

The Adviser agreed to advance all of our organization expenses on our behalf until the commencement of the Fund's operations. Subsequent to the commencement of operations on February 13, 2025, any such expenses incurred by us, including the reimbursements to the Adviser, will be expensed as incurred subject to the Expense Support and Conditional Reimbursement Agreement between us and the Adviser, dated as of December 31, 2024, or the Expense Support Agreement. We are obligated to reimburse the Adviser for such advanced expenses (including any additional expenses the Adviser elects to pay on our behalf), subject to certain conditions. See “Components of Operations — Expenses — Expense Support and Conditional Reimbursement Agreement.” Any reimbursements will not exceed actual expenses incurred by the Adviser and its affiliates.

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

As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 180% and 158%, respectively.

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of June 30, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Unitranche First Lien	$989.7	96.4%	$434.9	94.9%
Equity & Other	37.0	3.6	23.2	5.1
Total Investments	$1,026.7	100.0%	$458.1	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended		For the six months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
New investments at cost:
Unitranche First Lien	$331.0	$69.0	$583.1	$276.7
Equity	12.2	2.9	17.1	10.5
Total Investments	$343.2	$71.9	$600.2	$287.2
Proceeds from investments sold or repaid:
Unitranche First Lien	$14.4	$0.2	$20.7	$0.4
Total Proceeds	$14.4	$0.2	$20.7	$0.4
Net increase (decrease) in portfolio	$328.8	$71.7	$579.5	$286.8

The following table presents certain selected information regarding our investment portfolio:

	As of June 30, 2026	As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	8.86%	9.01%
Percentage of debt bearing a floating rate (at fair value)	100%	100%
Percentage of debt bearing a fixed rate (at fair value)	-%	-%
Number of portfolio companies	16	6
(1)
Includes performing debt (excluding non-accrual securities and cash equivalents).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest is paid current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of June 30, 2026 and December 31, 2025, respectively, we had no investments on non-accrual status.

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

($ in millions)	As of June 30, 2026			As of December 31, 2025
	Investments at	Percentage of		Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Investment Performance Rating	Fair Value	Total Portfolio
1	$-	-%	1	$-	-%
2	1,026.7	100.0	2	458.1	100.0
3	-	-	3	-	-
4	-	-	4	-	-
5	-	-	5	-	-
Total	$1,026.7	100.0%	Total	$458.1	100.0%

RESULTS OF OPERATIONS

Summary Consolidated Statements of Operations

Operating results were as follows:

	For the three months ended June 30,		For the six months ended June 30,
($ in millions)	2026	2025	2026	2025
Total investment income	$20.6	$6.5	$33.9	$9.1
Total net expenses, including taxes	7.3	3.2	12.2	3.8
Net investment income	$13.3	$3.3	$21.7	$5.3
Net unrealized appreciation (depreciation) on investments and cash equivalents	(7.8)	0.8	(11.0)	0.8
Net realized and unrealized gains (losses)	$(7.8)	$0.8	$(11.0)	$0.8
Net increase (decrease) in net assets resulting from operations	$5.5	$4.1	$10.7	$6.1

Net income can vary substantially from period to period due to various factors, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment income

	For the three months ended June 30,		For the six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Interest from investments	$19.2	$5.6	$31.6	$8.0
Paid-in-kind interest	1.4	0.9	2.3	1.1
Other income	0.0	0.0	0.0	0.0
Total investment income	$20.6	$6.5	$33.9	$9.1

For the three and six months ended June 30, 2026, the total investment income was $20.6 million and $33.9 million, respectively. For the three and six months ended June 30, 2025, the total investment income was $6.5 million and $9.1 million, respectively. We expect total investment income to continue to increase with the growing portfolio.

Net Expenses

	For the three months ended June 30,		For the six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Interest and other debt financing costs	$6.2	$0.9	$10.3	$1.2
Management fees	0.4	0.2	0.7	0.2
Administrative services expenses	0.2	0.1	0.3	0.3
Professional fees	0.1	0.1	0.3	0.1
Directors’ fees	0.0	0.0	0.0	0.1
Organizational costs	-	0.2	-	0.2
Other general and administrative expenses	0.4	0.2	0.6	0.2
Total expenses	$7.3	$1.7	$12.2	$2.3
Expense support reimbursement	-	1.2	-	1.2
Net expenses	$7.3	$2.9	$12.2	$3.5
Provision for income and excise taxes	-	0.3	-	0.3
Total	$7.3	$3.2	$12.2	$3.8

For the three and six months ended June 30, 2026, total net expenses were $7.3 million and $12.2 million, respectively. For the three and six months ended June 30, 2025, total net expenses were $3.2 million and $3.8 million, respectively. The increase in total net expenses is driven by the increase in interest expense from leverage facilities. As our investment portfolio is growing, we expect the interest expense to increase. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets, as evidenced by the decrease in the ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets on the Statement of Financial Highlights period over period.

Net investment income

For the three and six months ended June 30, 2026, net investment income was $13.3 million and $21.8 million, respectively. For the three and six months ended June 30, 2025, net investment income was $3.3 million and $5.3 million, respectively. The increase was primarily a result of an increase in the average size of our investment portfolio and increased deployment in performing debt.

Net realized and unrealized gains (losses) on investments

For the three and six months ended June 30, 2026, we recorded net realized and unrealized gains (losses) on investments of $(7.8) million and $(11.0) million, respectively. For the three and six months ended June 30, 2025 we recorded net realized and unrealized gains (losses) on investments of $0.8 million and $0.8 million. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

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

During the six months ended June 30, 2026 and 2025 we did not enter into any hedging contracts.

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

As of June 30, 2026, we had $522.2 million in cash and cash equivalents. As of June 30, 2026, our cash and cash equivalents were in excess of our unfunded commitments.

As of June 30, 2026 we were in compliance with our asset coverage requirements under the 1940 Act.

Equity Activity

Pursuant to a purchase and contribution agreement entered into between us and CCS IX Holdings, L.P., CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since our commencement of operations on February 13, 2025 and through June 30, 2026, CCS IX Holdings, L.P. has contributed an aggregate of $701.4 million.

Secured Borrowings

As of June 30, 2026 and December 31, 2025, we had $483.8 million and $518.4 million of secured borrowings outstanding, respectively. Our secured borrowings bore interest at a weighted average rate of 5.14% and 5.09% for the three and six months ended June 30, 2026, respectively. Our secured borrowings bore interest at a weighted average rate of 4.86% and 4.34% for the three and six months ended June 30, 2025, respectively. The weighted average borrowing outstanding for the three and six months ended June 30, 2026, was $78.3 million and $83.4 million, respectively. The weighted average borrowing outstanding for the three and six months ended June 30, 2025, was $32.1 million and $48.7 million, respectively. We recorded $1.0 million and $2.1 million of interest expense in connection with secured borrowings for the three and six months ended June 30, 2026, respectively. We recorded $0.5 million and $0.7 million of interest expense in connection with secured borrowings for the three and six months ended June 30, 2025, respectively.

JPM Funding Facility

	As of June 30, 2026				As of December 31, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$800	$382	$418	$382	$400	$120	$280	$120

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three and six months ended June 30, 2026 was 6.76% and 6.92%, respectively. The weighted average interest rate of the aggregate borrowings outstanding for the three and six months ended June 30, 2025 was 19.65%. The weighted average debt of the borrowings outstanding for the three and six months ended June 30, 2026 was $310.6 million and $238.7 million, respectively. The weighted average debt of the borrowings outstanding for the three and six months ended June 30, 2025 was $11.9 million. The JPM Funding Facility commenced on May 21, 2025; therefore, weighted average interest rate and weighted average debt outstanding calculations are the same for the three and six months ended June 30, 2025.

On May 21, 2025, we entered into a Loan and Security Agreement (the “JPM Funding Facility”), among us, as Servicer, CCS IX SPV, LLC, our wholly-owned subsidiary (the “Borrower”), as Borrower, the Lenders party thereto, U.S. Bank National Association, as Collateral Agent, Collateral Administrator, and Securities Intermediary, and JPMorgan Chase Bank, National Association as Administrative Agent. Effective May 21, 2026, the commitments under the JPM Funding Facility increased from $400 million to $800 million pursuant to the terms of the agreement. The JPM Funding Facility has a reinvestment period ending May 21, 2028 and a final maturity date of May 21, 2030. The JPM Funding Facility also provides for a feature that allows the Borrower, under certain circumstances, to increase the overall size of the JPM Funding Facility to a maximum of $1 billion. In addition, on May 21, 2025, we, as seller, and the Borrower, as purchaser, entered into a Sale and Contribution Agreement (the “Contribution Agreement,” and together with the JPM Funding Facility, the “Borrower Agreements”), pursuant to which we will sell or contribute to the Borrower certain originated or acquired loans and other corporate debt securities and related assets (collectively, the “Loans”) from time to time. We consolidate the Borrower in our consolidated financial statements and no gain or loss is recognized as a result of a sale or contribution.

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

The summary of costs incurred under the JPM Funding Facility is presented below:

	For the three months ended June 30,		For the six months ended June 30,
(in $ millions)	2026	2025	2026	2025
Borrowing interest expense	$4.4	$0.1	$6.8	$0.1
Unused facility fees	0.5	0.2	0.9	0.2
Amortization of financing costs	0.3	0.1	0.6	0.1
Total interest and other debt financing costs	$5.2	$0.4	$8.2	$0.4
Weighted average outstanding balance	$310.6	$11.9	$238.7	$11.9

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

As of June 30, 2026 and December 31, 2025, our asset coverage ratio was 180% and 158%, respectively. See Note 6 "Debt" to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of June 30, 2026, we had aggregate unfunded commitments totaling $312.3 million. See Note 7 "Commitments and Contingencies" to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On July 22, 2026 the Board declared a cash dividend of $1,200,000 per unit, which was paid on July 23, 2026 to the unitholder of record as of July 22, 2026.

Subsequent to June 30, 2026, CCS IX Holdings, L.P., contributed $19.0 million of additional paid-in capital to the Company in respect of the Common Units held by such entity. No Common Units were issued or sold as part of the transaction.

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

As of June 30, 2026, 100% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of June 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 100 basis points	$10.0	$8.7	$1.3
Up 75 basis points	7.5	6.5	1.0
Up 50 basis points	5.0	4.3	0.7
Up 25 basis points	2.5	2.2	0.3
Down 25 basis points	(2.5)	(2.2)	(0.3)
Down 50 basis points	(5.0)	(4.3)	(0.7)
Down 75 basis points	(7.5)	(6.5)	(1.0)
Down 100 basis points	(10.0)	(8.7)	(1.3)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of June 30, 2026, we had no foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of June 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

CCS IX Portfolio Holdings, LLC

Date: August 14, 2026	By:	/s/ Eric Hall
Eric Hall
Co-Chief Executive Officer

Date: August 14, 2026	By:	/s/ Kimberly Grant
Kimberly Grant
Co-Chief Executive Officer

Date: August 14, 2026	By:	/s/ Justin Vandenberg
Justin Vandenberg
Chief Financial Officer