Form 10-Q
period 2026-09-30
CCS IX Portfolio Holdings, LLC
filed 2026-11-13
CIK 2017636

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

The number of units of the Registrant’s common units outstanding at November 13, 2026 was 10.

CCS IX Portfolio Holdings, LLC

FORM 10-Q FOR THE QUARTER ENDED September 30, 2026

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
•
our ability to qualify and maintain our qualifications as a BDC and as a regulated investment company under the Internal Revenue Code of 1986, as amended (the "Code");
•
the effect of changes in tax laws and regulations and interpretations thereof; and
•
the risks, uncertainties and other factors we identify under "Risk Factors" in this or other of our SEC filings.

Please see the section entitled “Risk Factors” located in our Annual Report on Form 10-K, filed with the SEC on March 6, 2026, for further discussion of these and other risks and uncertainties which could affect our future results. Although we believe that the assumptions on which these forward-looking statements are based are reasonable, some of those assumptions may be based on the work of third parties and any of those assumptions could prove to be inaccurate; as a result, forward-looking statements based on those assumptions also could prove to be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statement in this Quarterly Report should not be regarded as a representation by us that our plans and objectives will be achieved. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report or other information incorporated herein by reference, as applicable. We do not undertake any obligation to update or revise any forward-looking statements or any other information contained herein, except as required by applicable law. You are advised to consult any additional disclosures that we may make directly to you or through reports that we in the future may file with the SEC, including registration statements on Form 10-12G, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Assets and Liabilities
(in thousands, except for per unit data)

	As of September 30, 2026 (Unaudited)	As of December 31, 2025

Assets
Investments, at fair value
Non-controlled non-affiliated investments (cost of $1,077,582 and $453,171 respectively)	$1,076,650	$458,141
Restricted cash and cash equivalents	399,194	524,915
Cash and cash equivalents	36,065	21,684
Interest receivable	4,700	1,422
Total assets	$1,516,609	$1,006,162

Liabilities
Secured borrowings (net of deferred financing costs of $296 and $1,024 respectively)	394,661	517,394
Debt (net of deferred financing costs of $7,097 and $4,170 respectively)	381,920	115,830
Interest and other debt financing costs payable	6,673	2,501
Management fees payable	437	230
Accrued expenses and other liabilities	484	701
Total liabilities	784,175	636,656

Commitments and Contingencies (Note 7)
Net assets
Common Units, no par value; (10 units issued, authorized and outstanding)	719,182	365,858
Accumulated earnings (loss)	13,252	3,648
Total net assets	732,434	369,506
Total liabilities and net assets	$1,516,609	$1,006,162
Net asset value per unit	$73,243,400	$36,950,600

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Operations
(in thousands, except for unit and per unit data)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Investment Income:
From non-controlled non-affiliated investments:
Interest income	$23,292	$8,480	$54,902	$16,487
Paid-in-kind interest	1,324	880	3,625	1,973
Other income	8	-	23	-
Total investment income	24,624	9,360	58,550	18,460

Expenses:
Interest and other debt financing costs	7,745	2,541	18,040	3,707
Management fees	442	204	1,093	396
Administrative services expenses	142	131	426	393
Professional fees	143	77	434	201
Directors’ fees	24	24	74	101
Organizational costs	-	55	-	298
Other general and administrative expenses	321	144	915	401
Total expenses	8,817	3,176	20,982	5,497
Recoupment (support) of expenses paid to (by) the Adviser (Note 3)	-	-	-	1,201
Net expenses	8,817	3,176	20,982	6,698
Net investment income before taxes	15,807	6,184	37,568	11,762
Provision for excise taxes	-	(54)	-	217
Net investment income	15,807	6,238	37,568	11,545
Net realized and unrealized gains (losses) on investments and cash equivalents:
Net realized gain (loss) on:
Non-controlled non-affiliated investments	-	-	(1)	-
Cash equivalents	(2)	4	-	(1)
Net change in unrealized appreciation (depreciation) on:
Non-controlled non-affiliated investments	5,101	(1,109)	(5,902)	(342)
Cash equivalents	4	(23)	(61)	(7)
Net realized and unrealized gains (losses) on investments and cash equivalents	$5,103	$(1,128)	$(5,964)	$(350)
Net increase in net assets resulting from operations	$20,910	$5,110	$31,604	$11,195

Per common unit data:
Net increase in net assets resulting from operations per unit (basic and diluted):	$2,091,000	$511,000	$3,160,400	$1,119,500
Weighted average units outstanding (basic and diluted):	10	10	10	10

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit data)
(Unaudited)

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2026	10	$685,182	$4,342	$689,524
Net increase in net assets resulting from operations:
Net investment income	-	-	15,807	15,807
Net realized gain (loss)	-	-	(2)	(2)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	5,105	5,105
Capital contributions	-	34,000	-	34,000
Distributions from distributable earnings	-	-	(12,000)	(12,000)
Total increase (decrease) for the three months ended September 30, 2026	-	$34,000	$8,910	$42,910
Balance at September 30, 2026	10	$719,182	$13,252	$732,434

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2025	10	$365,858	$3,648	$369,506
Net increase in net assets resulting from operations:
Net investment income	-	-	37,568	37,568
Net realized gain (loss)	-	-	(1)	(1)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(5,963)	(5,963)
Capital contributions	-	353,324	-	353,324
Distributions from distributable earnings	-	-	(22,000)	(22,000)
Total increase (decrease) for the nine months ended September 30, 2026	-	$353,324	$9,604	$362,928
Balance at September 30, 2026	10	$719,182	$13,252	$732,434

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Changes in Net Assets
(in thousands, except unit and per unit data)
(Unaudited)

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at June 30, 2025	10	$285,010	$6,085	$291,095
Net increase in net assets resulting from operations:
Net investment income	-	-	6,238	6,238
Net realized gain (loss)	-	-	4	4
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(1,132)	(1,132)
Capital contributions	-	78,920	-	78,920
Total increase for the three months ended September 30, 2025	-	$78,920	$5,110	$84,030
Balance at September 30, 2025	10	$363,930	$11,195	$375,125

	Common Units
	Units	Paid in Capital in Excess of Par Value	Accumulated Earnings (Loss)	Total Net Assets
Balance at December 31, 2024	10	$10	$-	$10
Net increase in net assets resulting from operations:
Net investment income	-	-	11,545	11,545
Net realized gain (loss)	-	-	(1)	(1)
Net change in unrealized appreciation (depreciation) on investments and cash equivalents	-	-	(349)	(349)
Capital contributions	-	363,920	-	363,920
Total increase for the nine months ended September 30, 2025	-	$363,920	$11,195	$375,115
Balance at September 30, 2025	10	$363,930	$11,195	$375,125

See accompanying notes

CCS IX Portfolio Holdings, LLC
Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)
	For the nine months ended September 30,
	2026	2025
Cash flows from operating activities:
Net increase in net assets resulting from operations	$31,604	$11,195
Adjustments to reconcile net increase in net assets resulting from operations to net cash provided by (used for) operating activities:
Purchases of investments	(646,196)	(432,903)
Amortization of premium and accretion of discount, net	(1,052)	(163)
Proceeds from sales of investments or principal repayments	26,461	2,143
Paid-in-kind interest income	(3,625)	(1,965)
Net realized (gain) loss on investments	1	1
Net change in unrealized (appreciation) depreciation on investments	5,902	342
Amortization of deferred financing costs	1,772	662
Change in operating assets and liabilities:
(Increase) decrease in interest receivable	(3,278)	(171)
Increase (decrease) in interest and other debt financing costs payable	4,172	1,913
Increase (decrease) in management fees payable	207	204
Increase (decrease) in accrued expenses and other liabilities	(217)	587
Net cash provided by (used for) operating activities	$(584,249)	$(418,155)
Cash flows from financing activities:
Capital contributions	353,324	363,920
Secured borrowings (repayments)	(123,461)	493,894
Borrowings on credit facility	269,018	91,200
Deferred financing and debt issuance costs paid	(3,972)	(5,309)
Distributions paid	(22,000)	-
Net cash provided by (used for) financing activities	472,909	943,705
Net increase (decrease) in cash and cash equivalents	(111,340)	525,550
Cash and cash equivalents including restricted cash, beginning of period	546,599	10
Cash and cash equivalents including restricted cash, end of period (1)	$435,259	$525,560

Supplemental and non-cash financing activities:
Cash paid during the period for interest	$12,096	$891

(1) As of September 30, 2026, the balance included restricted cash and cash equivalents of $399,194 and cash and cash equivalents of $36,065. As of September 30, 2025, the balance included restricted cash and cash equivalents of $499,270 and cash and cash equivalents of $26,290.

See accompanying notes

CCS IX Portfolio Holdings, LLC Consolidated Schedule of Investments September 30, 2026 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Investments										(1)(2)(3)(4)
Debt Investments
United States
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	9.07%	7/26/2032	3,930	$3,811	0.6%	$4,219	(5)
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Revolver	S+ 500 (75 Floor)	9.07%	7/26/2032	3,471	3,403	0.5	3,471	(5)
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	9.07%	7/26/2032	80,375	79,664	11.1	81,179	(7)
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	9.07%	3/5/2032	6,700	6,671	0.9	6,646
Bonterra, LLC	Software and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	9.07%	3/5/2032	13,509	13,333	1.8	13,293	(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Revolver	S+ 500 (75 Floor)	9.07%	3/5/2032	2,155	2,128	0.3	2,100	(5)
Bonterra, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	9.07%	3/5/2032	61,511	61,277	8.3	61,010	(7)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan	S+ 600 (75 Floor)	9.76%	3/8/2032	2,235	2,202	0.3	1,929	(5)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver	S+ 600 (75 Floor)	9.90%	3/8/2032	2,109	2,044	0.2	1,540	(5)
BVI Medical Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 625 (75 Floor) (Including 500 PIK)	10.07%	3/8/2032	72,423	71,591	8.9	64,909	(7)
Cascade Acquiror, Inc	Healthcare Equipment and Services	Unitranche First Lien Revolver			5/18/2033	-	(76)	0.0	-	(5)(6)
Cascade Acquiror, Inc	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	8.82%	5/18/2033	74,598	73,916	10.3	75,344	(7)
Conservice Midco LLC	Commercial and Professional Services	Unitranche First Lien Revolver			2/23/2033	-	(41)	0.0	(18)	(5)(6)
Conservice Midco LLC	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 425 (75 Floor)	8.32%	2/23/2033	66,010	65,708	9.0	65,879	(7)
Foreside Financial Group, LLC	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 525 (100 Floor)	9.24%	10/1/2029	253	182	0.1	406	(5)
Foreside Financial Group, LLC	Commercial and Professional Services	Unitranche First Lien Revolver			10/1/2029	-	(48)	0.0	-	(5)(6)
Foreside Financial Group, LLC	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 525 (100 Floor)	9.47%	10/1/2029	44,310	43,896	6.1	44,753	(7)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			9/29/2032	-	(76)	0.0	177	(5)(6)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Revolver			9/29/2032	-	(71)	0.0	-	(5)(6)
Headlands Buyer, Inc.	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 450 (75 Floor)	8.23%	9/29/2032	43,701	43,312	6.0	44,138	(7)
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Delayed Draw Term Loan	S+ 525 (75 Floor) (Including 288 PIK)	9.32%	3/2/2033	4,744	4,653	0.6	4,698	(5)

CCS IX Portfolio Holdings, LLC Consolidated Schedule of Investments September 30, 2026 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Revolver			3/2/2033	-	(73)	0.0	(25)	(5)(6)
HES Intermediate Holdings II, LLC	Consumer Services	Unitranche First Lien Term Loan	S+ 525 (75 Floor) (Including 288 PIK)	9.32%	3/2/2033	50,589	50,125	6.9	50,432	(7)
KENG Acquisition, Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 450 (100 Floor)	8.32%	8/1/2029	6,027	5,898	0.8	5,891
KENG Acquisition, Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 450 (100 Floor)	8.40%	8/1/2029	3,304	3,091	0.4	3,038	(5)
KENG Acquisition, Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			8/1/2029	-	(161)	0.0	(338)	(5)(6)
KENG Acquisition, Inc.	Commercial and Professional Services	Unitranche First Lien Revolver			8/1/2029	-	(67)	0.0	(70)	(5)(6)
KENG Acquisition, Inc.	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 450 (100 Floor)	8.32%	8/1/2029	7,878	7,710	1.1	7,700	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	9.07%	5/17/2032	22,126	21,939	3.0	22,334
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 500 (75 Floor)	9.07%	5/17/2032	13,231	13,063	1.8	13,439	(5)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Revolver			5/16/2031	-	(97)	0.0	-	(5)(6)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	9.07%	5/17/2032	67,909	67,325	9.4	68,544	(7)
Landscape Workshop	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (75 Floor)	9.07%	5/17/2032	7,374	7,304	1.0	7,444	(7)
LF Parent Co, Inc	Healthcare Equipment and Services	Unitranche First Lien Delayed Draw Term Loan			5/13/2033	-	(58)	0.0	113	(5)(6)
LF Parent Co, Inc	Healthcare Equipment and Services	Unitranche First Lien Revolver			5/13/2033	-	(101)	0.0	-	(5)(6)
LF Parent Co, Inc	Healthcare Equipment and Services	Unitranche First Lien Term Loan	S+ 450 (75 Floor)	8.57%	5/13/2033	56,416	55,858	7.8	56,942	(7)
Qinetic, Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			4/29/2033	-	(56)	0.0	(3)	(5)(6)
Qinetic, Inc.	Commercial and Professional Services	Unitranche First Lien Revolver			4/29/2033	-	(56)	0.0	(2)	(5)(6)
Qinetic, Inc.	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.57%	4/29/2033	42,000	41,592	5.7	41,989	(7)

CCS IX Portfolio Holdings, LLC Consolidated Schedule of Investments September 30, 2026 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Rightworks, LLC	Software and Services	Unitranche First Lien Revolver	S+ 475 (100 Floor)	8.65%	5/21/2029	1,961	1,961	0.3	1,961	(5)
Rightworks, LLC	Software and Services	Unitranche First Lien Term Loan	S+ 475 (100 Floor)	8.65%	5/21/2029	75,769	75,769	10.3	75,769	(7)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan	S+ 475 (75 Floor)	8.82%	12/16/2030	5,355	5,304	0.7	5,318	(5)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Revolver			12/16/2030	-	(26)	0.0	(13)	(5)(6)
Java Buyer, Inc.	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.82%	12/16/2030	36,477	36,303	5.0	36,398	(7)
Schellman Holdings, LLC	Financial Services	Unitranche First Lien Delayed Draw Term Loan			4/21/2033	-	(40)	0.0	85	(5)(6)
Schellman Holdings, LLC	Financial Services	Unitranche First Lien Revolver			4/21/2033	-	(119)	0.0	127	(5)(6)
Schellman Holdings, LLC	Financial Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.82%	4/21/2033	90,759	89,862	12.5	91,667	(7)
Trintech, Inc.	Software and Services	Unitranche First Lien Delayed Draw Term Loan			1/28/2033	-	(36)	0.0	(88)	(5)(6)
Trintech, Inc.	Software and Services	Unitranche First Lien Revolver			1/28/2033	-	(55)	0.0	(66)	(5)(6)
Trintech, Inc.	Software and Services	Unitranche First Lien Term Loan	S+ 475 (75 Floor)	8.65%	1/28/2033	48,387	47,947	6.5	47,862	(7)
Vensure Employer Services Inc.	Commercial and Professional Services	Unitranche First Lien Delayed Draw Term Loan			9/30/2031	-	(237)	0.0	-	(5)(6)
Vensure Employer Services Inc.	Commercial and Professional Services	Unitranche First Lien Term Loan	S+ 500 (50 Floor)	8.76%	9/30/2031	28,539	28,539	3.9	28,539	(5)(7)
Total Debt Investments							$1,035,887	142.1%	$1,040,660

Equity Investments
United States
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Common Stock				88,504	$89	0.0%	$-
Arrow Management Acquisition, LLC	Healthcare Equipment and Services	Preferred Stock				8,762	8,762	1.3	9,276
BVI Medical Inc.	Healthcare Equipment and Services	Common Stock				5,690	7,591	0.1	909
Cascade Acquiror, Inc	Healthcare Equipment and Services	Common Stock				5,366	5,366	0.7	5,368
Headlands Buyer, Inc.	Healthcare Equipment and Services	Common Stock				531,496	5,314	1.0	7,576
Landscape Workshop	Commercial and Professional Services	Common Stock				3,678,038	4,929	0.5	3,400
Landscape Workshop	Commercial and Professional Services	Common Stock				2,858,108	2,858	0.4	2,642

CCS IX Portfolio Holdings, LLC Consolidated Schedule of Investments September 30, 2026 (dollar amounts in thousands) (Unaudited)
Portfolio Company	Industry	Investment Type	Interest Term *	Interest Rate	Maturity/ Dissolution Date	Principal Amount, Par Value or Shares **	Cost	Percentage of Net Assets ***	Fair Value	Notes
Schellman Holdings, LLC	Financial Services	Common Stock				6,786	6,786	0.9	6,819
Total Equity Investments							$41,695	4.9	$35,990
Total Investments							$1,077,582	147.0%	$1,076,650

Cash & Cash Equivalents including restricted cash
Other Cash Accounts		Cash					$1,999	0.3%	$1,999
Goldman Sachs FS Government Fund		Cash Equivalents		3.81%			34,066	4.7	34,066
US Treasury Bill		Cash Equivalents		3.79%	10/20/2026	400,000	399,194	54.5	399,194	(8)
Total Cash & Cash Equivalents including restricted cash							$435,259	59.5%	$435,259
Total Investments including Cash & Cash Equivalents							$1,512,841	206.5%	$1,511,909

See accompanying notes

*The majority of the debt investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and that resets monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of September 30, 2026, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor, which is disclosed in the Consolidated Schedule of Investments. For fixed rate loans, a spread above a reference rate is not applicable.

**The total par amount is presented for debt investments, while the number of shares or units owned is presented for equity investments. Par amount is denominated in U.S. Dollars ($) unless otherwise noted.

***Percentage is based on net assets of $732,434 as of September 30, 2026.

	Tenor
Reference Rate	1 month	3 month	6 Month	12 Month
SOFR (“S”)	3.75%	3.68%	3.67%	3.90%
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
(4)
Unless otherwise indicated, the Company’s portfolio investments are not pledged as collateral supporting the amounts outstanding under the JPM Funding Facility (as defined below). See Note 6 “Debt”.

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
(8)
All or a portion of these securities were sold and simultaneously repurchased in connection with the Company's secured borrowings outstanding as of September 30, 2026.

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

*The majority of the debt investments bear interest at a rate that may be determined by reference to Secured Overnight Financing Rate (“SOFR” or “S”) and that resets monthly, quarterly, semiannually, or annually. For each, the Company has provided the spread over the reference rate and the current interest rate in effect at the reporting date. The impact of a credit spread adjustment, if applicable, is included within the stated all-in interest rate. As of December 31, 2025, the reference rates for the Company's variable rate loans are represented in the below table. Certain investments are subject to an interest rate floor, which is disclosed in the Consolidated Schedule of Investments. For fixed rate loans, a spread above a reference rate is not applicable.

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
(4)
Unless otherwise indicated, the Company’s portfolio investments are not pledged as collateral supporting the amounts outstanding under the JPM Funding Facility. See Note 6 “Debt”.
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

September 30, 2026 (Unaudited)

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires management to make certain estimates and assumptions that may affect the amounts reported in the consolidated financial statements and accompanying notes. The consolidated financial statements reflect all adjustments that in the opinion of management are necessary for the fair statement of the Company’s results for the period presented. Although management believes that the estimates and assumptions are reasonable, changes in the economic environment, financial markets and any other parameters used in determining these estimates could cause actual results to differ materially.

Cash and Cash Equivalents

Cash and cash equivalents consist of demand deposits and may include highly liquid investments (e.g., money market funds, U.S. Treasury bills, and similar instruments) with original maturities of three months or less. The Company deposits its cash and cash equivalents with highly rated banking corporations and, at times, cash deposits may exceed the insured limits under applicable law. Cash equivalents held by the Company are deemed to be Level 1 assets per ASC 820 Fair Value hierarchy, as defined below. Restricted cash and cash equivalents consist of deposits and cash collateral held at U.S. Bank N.A. related to the Company’s credit facility and U.S. treasury bills as collateral to the secured borrowings referred to in Note 6 "Debt".

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

Loans are generally placed on non-accrual status when principal or interest payments are past due 30 days or more or when there is reasonable doubt that principal or interest will be collected in full. Accrued and unpaid interest is generally reversed when a loan is placed on non-accrual status. Interest payments received on non-accrual loans may be recognized as income or applied to principal depending upon management’s judgment regarding collectability. Non-accrual loans are restored to accrual status when past due principal and interest have been brought current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, we had no investments on non-accrual status.

Other Income

Other income may include income such as consent, waiver, amendment, agency, underwriting and arranger fees associated with the Company’s investment activities. Such fees are recognized as income when earned or the services are rendered.

Organization Expenses

Organization expenses include, among other things, the cost of forming the Company and the cost of legal services and other fees pertaining to the Company's organization. Costs associated with the organization of the Company are expensed as incurred. For the three and nine months ended September 30, 2026, the Company accrued organization expenses of $0. For the three and nine months ended September 30, 2025, the Company accrued organization expenses of $55 and $298, respectively.

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

As of September 30, 2026, the Company is subject to potential examination by U.S. federal tax authorities and state tax authorities for returns filed since the Company's inception in 2024.

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

For the three and nine months ended September 30, 2026, the Company incurred administrative services expenses of $142 and $426, respectively, which are included in administrative services expenses on the Consolidated Statements of Operations. For the three and nine months ended September 30, 2025, the Company incurred administrative services expenses of $131 and $393, respectively. As of September 30, 2026 and December 31, 2025, $189 and $264, respectively, was payable to the Administrator, which are included in accrued expenses and other liabilities on the Consolidated Statements of Assets and Liabilities. In addition to administrative services expenses, the payable balances may include other operating expenses paid by the Administrator on behalf of the Company.

No person who is an officer, director or employee of the Administrator or its affiliates and who serves as a director of the Company receives any compensation for his or her services as a director. However, the Company reimburses the Administrator (or its affiliates) for an allocable portion of the costs, expenses, compensation and benefits paid by the Administrator or its affiliates to the Company’s chief compliance officer, chief financial officer, general counsel and secretary, their respective staff and operations staff who spend time on such related activities (based on the percentage of time those individuals devote, on an estimated basis, to the business and affairs of the Company). The allocable portion of the compensation for these officers and other professionals is included in the administrative services expenses paid to the Administrator. Directors who are not affiliated with the Administrator or its affiliates receive compensation for their services and reimbursement of expenses incurred to attend meetings.

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

The Company commenced operations on February 13, 2025 and began accruing the base management fee as a result. For the three and nine months ended September 30, 2026, the Company incurred management fees of $442 and $1,093, respectively. For the three and nine months ended September 30, 2025, the Company incurred management fees of $204 and $396, respectively. As of September 30, 2026 and December 31, 2025, $437 and $230 of management fees were unpaid, respectively.

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

Following any calendar month in which Available Operating Funds (as defined below) exceed the cumulative distributions accrued to the Company’s unitholders based on distributions declared with respect to record dates occurring in such calendar month (the amount of such excess being hereinafter referred to as “Excess Operating Funds”), the Company shall pay such Excess Operating Funds, or a portion thereof, to the Adviser until such time as all Expense Payments made by the Adviser to or on behalf of the Company within three years prior to the last business day of such calendar month have been reimbursed. Any payments required to be made by the Company shall be referred to herein as a “Reimbursement Payment.” Reimbursement payments are conditioned on (i) an expense ratio (excluding any management fees) that, after giving effect to the recoupment, is lower than the expense ratio (excluding any management) at the time of the fee waiver or expense reimbursement and (ii) a distribution level (exclusive of return of capital to unitholders, if any), equal to, or greater than, the rate at the time of the waiver or reimbursement. “Available Operating Funds” means the sum of (i) the Company’s net investment company taxable income (including net short-term capital gains reduced by net long-term capital losses), (ii) the Company’s net capital gains (including the excess of net long-term capital gains over net short-term capital losses) and (iii) dividends and other distributions paid to the Company on account of investments in portfolio companies (to the extent such amounts listed in clause (iii) are not included under clauses (i) and (ii) above).

The Company’s obligation to make a Reimbursement Payment shall automatically become a liability of the Company upon the Company committing in writing to pay the Reimbursement Payment on the last business day of the applicable calendar month, except to the extent the Adviser has waived its right to receive such payment for the applicable month. Reimbursement Payments for a given Expense Payment must be made within three years prior to the last business day of the applicable calendar month. The Company did not make any Reimbursement Payments during the three and nine months ended September 30, 2026. During the three and nine months ended September 30, 2025, the Company made a Reimbursement Payment for organization expenses and other general administrative expenses in the amount of $0 and $1,201, respectively.

Note 4. Investments

The information in the following tables is presented on an aggregate portfolio basis, without regard to affiliate designation under the 1940 Act.

Investments at fair value consisted of the following (in thousands):

	As of September 30, 2026			As of December 31, 2025
Investment Type	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)	Cost	Fair Value	Unrealized Appreciation/ (Depreciation)
Unitranche First Lien	$1,035,887	$1,040,660	$4,773	$428,556	$434,909	$6,353
Equity & Other	41,695	35,990	(5,705)	24,615	23,232	(1,383)
Total Investments	$1,077,582	$1,076,650	$(932)	$453,171	$458,141	$4,970

The industry composition of investments at fair value is as follows (in thousands):

Industry	Fair Value as of September 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value

Commercial and Professional Services	$357,269	33.2%	$84,207	18.4%
Healthcare Equipment and Services	357,091	33.1	220,401	48.1
Software and Services	208,487	19.4	153,533	33.5
Financial Services	98,698	9.2	-	-
Consumer Services	55,105	5.1	-	-
Total Investments	$1,076,650	100.0%	$458,141	100.0%

The geographic composition of investments at fair value is as follows (in thousands):

Geographic Region	Fair Value as of September 30, 2026	Percentage of Fair Value	Fair Value as of December 31, 2025	Percentage of Fair Value
United States	$1,076,650	100.0%	$458,141	100.0%
Total Investments	$1,076,650	100.0%	$458,141	100.0%

Note 5. Fair Value of Financial Instruments

Investments

The following table presents fair value measurements of investments as of September 30, 2026 and December 31, 2025 (in thousands):

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total

Unitranche First Lien	$-	$-	$1,040,660	$1,040,660
Equity	-	-	35,990	35,990
Total Investments	$-	$-	$1,076,650	$1,076,650
Cash Equivalents	433,260	-	-	433,260
Total Investments including Cash Equivalents	$433,260	$-	$1,076,650	$1,509,910

Fair Value Hierarchy
	Level 1	Level 2	Level 3	Total
Unitranche First Lien	$-	$-	$434,909	$434,909
Equity	-	-	23,232	23,232
Total Investments	$-	$-	$458,141	$458,141
Cash Equivalents	543,791	-	-	543,791
Total Investments including Cash Equivalents	$543,791	$-	$458,141	$1,001,932

The following table provides a reconciliation of the beginning and ending balances for total investments that use Level 3 inputs for the nine months ended September 30, 2026 and 2025, based off of the fair value hierarchy as of September 30, 2026 and 2025, respectively (in thousands):

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2025	$434,909	$23,232	$458,141
Amortized discounts/premiums	1,052	-	1,052
Paid in-kind interest	3,625	-	3,625
Net realized gain (loss)	(1)	-	(1)
Net change in unrealized appreciation (depreciation)	(1,580)	(4,322)	(5,902)
Purchases	629,116	17,080	646,196
Sales/principal repayments/paydowns	(26,461)		(26,461)
Transfers in	-	-	-
Transfers out	-	-	-
Balance as of September 30, 2026	$1,040,660	$35,990	$1,076,650
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2026	$(1,580)	$(4,322)	$(5,902)

	Unitranche First Lien	Equity	Total
Balance as of December 31, 2024	$-	$-	$-
Amortized discounts/premiums	163	-	163
Paid in-kind interest	1,964	-	1,964
Net change in unrealized appreciation (depreciation)	1,561	(1,903)	(342)
Purchases	408,288	24,615	432,903
Sales/principal repayments/paydowns	(2,143)	-	(2,143)
Balance as of September 30, 2025	$409,833	$22,712	$432,545
Net change in unrealized appreciation (depreciation) from investments still held as of September 30, 2025	$1,561	$(1,903)	$(342)

The following tables present the fair value of Level 3 investments and the ranges of significant unobservable inputs used to value the Company’s Level 3 investments as of September 30, 2026 and December 31, 2025. These ranges represent the significant unobservable inputs that were used in the valuation of each type of investment. These inputs are not representative of the inputs that could have been used in the valuation of any one investment. For example, the highest market yield presented in the table for Unitranche First Lien investments is appropriate for valuing a specific investment but may not be appropriate for valuing any other investment. Accordingly, the ranges of inputs presented below do not represent uncertainty in, or possible ranges of, fair value measurements of the Company’s Level 3 investments.

Security Type	Fair Value as of September 30, 2026 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$1,024,439	Discounted Cash Flow	Discount Rate	8.5%		-	13.1%		(9.2%)
	16,221	Transactions Precedent	Transaction Price				N/A
	$1,040,660
Equity	$35,990	Enterprise Value	Comparable EBITDA Multiple	12.4	x	-	19.0	x	(16.2x)
	$35,990
Total	$1,076,650

Security Type	Fair Value as of December 31, 2025 (in thousands)	Valuation Technique	Unobservable Input	Range (Weighted Avg)
Unitranche First Lien	$364,013	Discounted Cash Flow	Discount Rate	8.6%		-	9.1%		(8.8%)
	70,896	Transactions Precedent	Transaction Price				N/A
	$434,909
Equity	$23,232	Enterprise Value	Comparable EBITDA Multiple	12.5	x	-	19.4	x	(17.3x)
	$23,232
Total	$458,141

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

•
The significant unobservable input used in the discounted cash flow approach is the discount rate used to discount the estimated future cash flows expected to be received from the underlying investment, which include both future principal and interest payments. Increases and decreases in the discount rate would result in a decrease and increase in the fair value, respectively. Included in the consideration and selection of discount rates are risk of default, rating of the investment, call provisions and comparable company investments.
•
The significant unobservable inputs used in the market multiple approach are the multiples of similar companies’ EBITDA, revenue and comparable market transactions. Increases and decreases in market EBITDA multiples and revenue would result in an increase or decrease in the fair value, respectively.

Note 6. Debt

Secured Borrowings

As of September 30, 2026 and December 31, 2025, the Company had $394,957 and $518,418 of secured borrowings outstanding, respectively. The Company's secured borrowings bore interest at a weighted average rate of 5.37% and 5.17%, for the three and nine months ended September 30, 2026, respectively. The Company's secured borrowings bore interest at a weighted average rate of 4.80% and 4.54%, for the three and nine months ended September 30, 2025, respectively. The weighted average borrowing outstanding for the three and nine months ended September 30, 2026 was $65,896 and $77,524, respectively. The weighted average borrowing outstanding for the three and nine months ended September 30, 2025 was $55,191 and $52,231, respectively. The Company recorded $892 and $2,996 of interest expense in connection with secured borrowings for the three and nine months ended

September 30, 2026, respectively. The Company recorded $860 and $1,599 of interest expense in connection with secured borrowings for the three and nine months ended September 30, 2025, respectively.

Costs incurred in connection with obtaining the secured borrowings were recorded as deferred financing costs and are being amortized over the life of the secured borrowings on a straight-line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the secured borrowings were $296 and $1,024, respectively, which were netted against secured borrowings on the Consolidated Statements of Assets and Liabilities.

The Company's secured borrowings are secured by debt securities issued by the U.S. government with a maturity date of less than one year. As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s secured borrowings approximated fair value, unless otherwise noted.

JPM Funding Facility

Debt consisted of the following (in thousands):

	As of September 30, 2026				As of December 31, 2025
(in $ thousands)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$800,000	$389,018	$410,982	$389,018	$400,000	$120,000	$280,000	$120,000

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) The amount presented excludes netting of deferred financing costs.

(3) As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three and nine months ended September 30, 2026, was 7.04%, and 6.97%, respectively. The weighted average interest rate of the aggregate borrowings outstanding for the three and nine months ended September 30, 2025 was 7.66% and 8.74%, respectively. The weighted average debt of the borrowings outstanding for the three and nine months ended September 30, 2026, was $386,278 and $288,450, respectively. The weighted average debt of the borrowings outstanding for the three and nine months ended September 30, 2025 was $53,695 and $40,819, respectively.

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

Costs incurred in connection with obtaining the JPM Funding Facility were recorded as deferred financing costs and are being amortized over the life of the JPM Funding Facility on a straight-line basis which approximates the effective interest method. As of September 30, 2026 and December 31, 2025, deferred financing costs related to the JPM Funding Facility were $7,097 and $4,170, respectively, which were netted against debt outstanding on the Consolidated Statements of Assets and Liabilities.

The fair values of the Company’s debt are determined in accordance with ASC 820, which defines fair value in terms of the price that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The fair value of the Company's debt is calculated by discounting remaining payments using comparable market rates or market quotes for similar instruments at the measurement date. As of September 30, 2026 and December 31, 2025, the debt would be deemed to be Level 3 of the fair value hierarchy.

Summary of Interest and Credit Facility Expenses

The borrowing expenses incurred under the JPM Funding Facility were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
(in $ thousands)	2026	2025	2026	2025
Borrowing interest expense	$5,603	$856	$12,358	$941
Unused facility fees	758	581	1,611	824
Amortization of financing costs	492	244	1,075	343
Total interest and other debt financing costs	$6,853	$1,681	$15,044	$2,108
Weighted average outstanding balance	$386,278	$53,695	$288,450	$40,819

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

The Company has the following unfunded commitments to portfolio companies (in thousands):

			As of September 30, 2026		As of December 31, 2025
Company		Investment Type	Commitment Expiration Date (1)	Unfunded Commitment	Commitment Expiration Date (1)	Unfunded Commitment
Arrow Management Acquisition, LLC	(2)	Delayed Draw Term Loan	7/26/2027	$24,970	7/26/2027	$28,922
Arrow Management Acquisition, LLC	(4)	Revolver	7/26/2032	6,170	7/26/2032	6,363
Bonterra, LLC	(2)	Delayed Draw Term Loan	10/8/2027	13,044	10/8/2027	19,699
Bonterra, LLC	(4)	Revolver	3/5/2032	4,579	3/5/2032	5,725
BVI Medical Inc.	(2)	Delayed Draw Term Loan	9/7/2027	717	9/7/2027	1,897
BVI Medical Inc.	(4)	Revolver	3/8/2032	3,374	3/8/2032	5,482
Cascade Acquiror, Inc	(4)	Revolver	5/18/2033	8,021	n/a	n/a
Conservice Midco LLC	(6)	Revolver	2/10/2033	8,990	n/a	n/a
Foreside Financial Group, LLC	(2)	Delayed Draw Term Loan	6/26/2028	14,980	n/a	n/a
Foreside Financial Group, LLC	(4)	Revolver	10/1/2029	5,233	n/a	n/a
Headlands Buyer, Inc.	(4)	Delayed Draw Term Loan	9/29/2027	17,717	9/29/2027	17,717
Headlands Buyer, Inc.	(5)	Revolver	9/29/2032	8,268	9/29/2032	8,268
HES Intermediate Holdings II, LLC	(2)	Delayed Draw Term Loan	3/2/2028	10,247	n/a	n/a
HES Intermediate Holdings II, LLC	(4)	Revolver	3/2/2033	7,959	n/a	n/a
Java Buyer, Inc.	(4)	Delayed Draw Term Loan	2/7/2028	11,853	n/a	n/a
Java Buyer, Inc.	(4)	Revolver	12/16/2030	6,110	n/a	n/a
KENG Acquisition, Inc.	(2)	Delayed Draw Term Loan	8/1/2029	8,519	n/a	n/a
KENG Acquisition, Inc.	(2)	Delayed Draw Term Loan	8/1/2029	33,819	n/a	n/a
KENG Acquisition, Inc.	(4)	Revolver	8/1/2029	3,113	n/a	n/a
Landscape Workshop	(2)	Delayed Draw Term Loan	5/17/2027	-	5/17/2032	13,487
Landscape Workshop	(2)	Delayed Draw Term Loan	3/13/2028	8,916	n/a	n/a
Landscape Workshop	(4)	Revolver	5/16/2031	12,004	5/16/2031	10,015
LF Parent Co, Inc	(4)	Delayed Draw Term Loan	5/15/2028	12,172	n/a	n/a
LF Parent Co, Inc	(6)	Revolver	5/13/2033	10,650	n/a	n/a
Qinetic, Inc.	(4)	Delayed Draw Term Loan	10/30/2028	12,000	n/a	n/a
Qinetic, Inc.	(4)	Revolver	4/29/2033	6,000	n/a	n/a
Rightworks, LLC	(4)	Revolver	5/21/2029	981	5/21/2029	1,863
Schellman Holdings, LLC	(2)	Delayed Draw Term Loan	4/21/2028	8,482	n/a	n/a
Schellman Holdings, LLC	(4)	Revolver	4/21/2033	12,723	n/a	n/a
Trintech, Inc.	(3)	Delayed Draw Term Loan	1/28/2028	8,065	n/a	n/a
Trintech, Inc.	(4)	Revolver	1/28/2033	6,048	n/a	n/a
Vensure Employer Services Inc.	(4)	Delayed Draw Term Loan	3/4/2028	38,712	n/a	n/a
Total				$334,436		$119,438
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
(6)
Investment pays 0.25% unfunded commitment fee on revolving commitment facility or delayed draw term loan facility

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

Note 8. Net Assets

Pursuant to a purchase and contribution agreement, CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since the commencement of operations on February 13, 2025 and through September 30, 2026, CCS IX Holdings, L.P. has contributed an aggregate of $735,408.

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

For income tax purposes, the Company will report its distributions for the 2026 calendar year. The character of such distributions will be appropriately reported to the Internal Revenue Service and unitholders for the 2026 calendar year. To the extent the Company’s taxable earnings for a fiscal and taxable year fall below the amount of distributions paid for the fiscal and taxable year, a portion of the total amount of the Company’s distributions for the fiscal and taxable year is deemed a return of capital for U.S. federal income tax purposes to the Company’s unitholders.

The following table reflects the distributions that the Company has paid on its units during the nine months ended September 30, 2026. There were no distributions made during the nine months ended September 30, 2025:

Date Declared	Record Date	Payment Date	Aggregate Amount
1/15/2026	1/15/2026	1/16/2026	$10,000
7/22/2026	7/22/2026	7/23/2026	12,000
Total			$22,000

Note 9. Financial Highlights

Below is the schedule of the Company’s financial highlights (in thousands, except unit and per unit data):

	For the nine months ended September 30,
	2026	2025
Per Unit Data:
Net asset value, beginning of period	$36,950,600	$1,000
Net investment income (1)	3,756,800	1,154,500
Net realized and unrealized gains (losses) on investments(1)(2)	(596,400)	(35,000)
Net increase in net assets resulting from operations	3,160,400	1,119,500
Capital contributions	35,332,400	36,392,000
Distributions declared from net investment income(2)	(2,200,000)	-
Total increase (decrease) in net assets	36,292,800	37,511,500
Net asset value, end of period	$73,243,400	$37,512,500
Units outstanding, end of period	10	10
Weighted average units outstanding	10	10
Total return based on net asset value (3)	8.55%	111,950%
Ratio/Supplemental Data:
Net assets, end of period	$732,434	$375,125
Ratio of total expenses (prior to expense support) to average net assets(4)	4.70%	3.26%
Ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets (4)	0.66%	1.06%
Ratio of net investment income to average net assets(4)	8.42%	6.97%
Ratio of interest and other debt expenses to average net assets (4)	4.05%	2.20%
Portfolio turnover (5)	3.24%	0.69%
Asset coverage ratio	194%	164%

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
(4)
Annualized.
(5)
Not annualized.

Note 10. Income Taxes

For the three and nine months ended September 30, 2026 the Company accrued $0 of excise taxes related to its status as a RIC. For the three and nine months ended September 30, 2025 the Company accrued $(54) and $217, respectively, of excise taxes related to its status as a RIC. As of September 30, 2026 and December 31, 2025, $0 of accrued excise taxes remained payable.

The Company's aggregate unrealized appreciation and depreciation on investments and cash equivalents for federal income tax purposes was as follows (in thousands):

	As of September 30, 2026	As of December 31, 2025
Tax Cost(1)	$1,510,842	$996,907
Gross Unrealized Appreciation	$15,800	$6,809
Gross Unrealized Depreciation	(16,732)	(1,784)
Net Unrealized Investment Appreciation (Depreciation)	$(932)	$5,025

(1) Tax cost includes cash equivalents.

Note 11. Subsequent Events

The Company’s management evaluated subsequent events through the date of issuance of the consolidated financial statements. There have been no subsequent events that occurred during such period that would require disclosure in, or would be required to be recognized in the consolidated financial statements as of and for the nine months ended September 30, 2026, except as discussed below.

On October 29, 2026, the Board declared a cash dividend of $1,550,000 per unit, which was paid on October 30, 2026 to the unitholder of record as of October 29, 2026.

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

For a description of our critical accounting policies and estimates, see Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this report. We consider the most significant accounting policies to be those related to our Investment Valuation, Interest and Dividend Income Recognition, Distributions, and Income Taxes.

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

As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 194% and 158%, respectively.

PORTFOLIO INVESTMENT ACTIVITY

Our portfolio at fair value was comprised of the following:

($ in millions)	As of September 30, 2026		As of December 31, 2025
Investment Type	Fair Value	Percentage	Fair Value	Percentage
Unitranche First Lien	$1,040.7	96.7%	$434.9	94.9%
Equity & Other	36.0	3.3	23.2	5.1
Total Investments	$1,076.7	100.0%	$458.1	100.0%

The following table presents certain selected information regarding our investment portfolio:

($ in millions)	For the three months ended		For the nine months ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
New investments at cost:
Unitranche First Lien	$50.7	$133.7	$633.8	$410.4
Equity	—	14.2	17.1	24.7
Total Investments	$50.7	$147.9	$650.9	$435.1
Proceeds from investments sold or repaid:
Unitranche First Lien	$5.8	$1.8	$26.5	$2.2
Total Proceeds	$5.8	$1.8	$26.5	$2.2
Net increase (decrease) in portfolio	$44.9	$146.1	$624.4	$432.9

The following table presents certain selected information regarding our investment portfolio:

	As of September 30, 2026	As of December 31, 2025
Weighted average yield on income producing securities (at cost) (1)	9.40%	9.01%
Percentage of debt bearing a floating rate (at fair value)	100%	100%
Percentage of debt bearing a fixed rate (at fair value)	-%	-%
Number of portfolio companies	17	6
(1)
Includes performing debt (excluding non-accrual securities and cash equivalents).

Loans are generally placed on non-accrual status when there is reasonable doubt that principal or interest will be collected in full. Non-accrual loans are restored to accrual status when past due principal and interest have been brought current and, in management’s judgment, are likely to remain current. Management may determine to not place a loan on non-accrual status if the loan has sufficient collateral value and is in the process of collection. As of September 30, 2026 and December 31, 2025, respectively, we had no investments on non-accrual status.

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

($ in millions)	As of September 30, 2026			As of December 31, 2025
	Investments at	Percentage of		Investments at	Percentage of
Investment Performance Rating	Fair Value	Total Portfolio	Investment Performance Rating	Fair Value	Total Portfolio
1	$-	-%	1	$-	-%
2	1,007.4	93.6	2	458.1	100.0
3	69.3	6.4	3	-	-
4	-	-	4	-	-
5	-	-	5	-	-
Total	$1,076.7	100.0%	Total	$458.1	100.0%

RESULTS OF OPERATIONS

Summary Consolidated Statements of Operations

Operating results were as follows:

	For the three months ended September 30,		For the nine months ended September 30,
($ in millions)	2026	2025	2026	2025
Total investment income	$24.6	$9.4	$58.6	$18.5
Total net expenses, including taxes	8.8	3.1	21.0	6.9
Net investment income	$15.8	$6.2	$37.6	$11.6
Net unrealized appreciation (depreciation) on investments and cash equivalents	5.2	(1.1)	(5.9)	(0.4)
Net realized and unrealized gains (losses)	$5.2	$(1.1)	$(5.9)	$(0.4)
Net increase (decrease) in net assets resulting from operations	$21.0	$5.1	$31.7	$11.2

Net income can vary substantially from period to period due to various factors, the level of new investment commitments, the recognition of realized gains and losses and unrealized appreciation and depreciation.

Investment income

	For the three months ended September 30,		For the nine months ended September 30,
(in $ millions)	2026	2025	2026	2025
Interest from investments	$23.3	$8.5	$54.9	$16.5
Paid-in-kind interest	1.3	0.9	3.6	2.0
Other income	0.0	0.0	0.0	0.0
Total investment income	$24.6	$9.4	$58.5	$18.5

For the three and nine months ended September 30, 2026, the total investment income was $24.6 million and $58.6 million, respectively. For the three and nine months ended September 30, 2025, the total investment income was $9.4 million and $18.5 million, respectively. We expect total investment income to continue to increase with the growing portfolio.

Net Expenses

	For the three months ended September 30,		For the nine months ended September 30,
(in $ millions)	2026	2025	2026	2025
Interest and other debt financing costs	$7.7	$2.5	$18.0	$3.7
Management fees	0.4	0.2	1.1	$0.4
Administrative services expenses	0.2	0.1	0.4	$0.5
Professional fees	0.1	0.1	0.4	$0.2
Directors’ fees	0.0	0.1	0.0	$0.1
Organizational costs	-	0.1	-	$0.3
Other general and administrative expenses	0.4	0.1	1.0	$0.3
Total expenses	8.8	$3.2	$20.9	$5.5
Expense support reimbursement	-	-	-	$1.2
Net expenses	$8.8	$3.2	$20.9	$6.7
Provision for income and excise taxes	-	(0.1)	-	$0.2
Total	$8.8	$3.1	$20.9	$6.9

For the three and nine months ended September 30, 2026, total net expenses were $8.8 million and $21.0 million, respectively. For the three and nine months ended September 30, 2025, total net expenses were $3.1 million and $6.9 million, respectively. The increase in total net expenses is driven by the increase in interest expense from leverage facilities. As our investment portfolio is growing, we expect the interest expense to increase. We expect our general and administrative expenses to be relatively stable or decline as a percentage of total assets, as evidenced by the decrease in the ratio of expenses (prior to expense support and interest and other debt expenses) to average net assets on the Statement of Financial Highlights period over period.

Net investment income

For the three and nine months ended September 30, 2026, net investment income was $15.8 million and $37.6 million, respectively. For the three and nine months ended September 30, 2025, net investment income was $6.2 million and $11.6 million, respectively. The increase was primarily a result of an increase in the average size of our investment portfolio and increased deployment in performing debt.

Net realized and unrealized gains (losses) on investments

For the three and nine months ended September 30, 2026, we recorded net realized and unrealized gains (losses) on investments of $5.2 million and $(5.9) million, respectively. For the three and nine months ended September 30, 2025 we recorded net realized and unrealized gains (losses) on investments of $(1.1) million and $(0.4) million, respectively. The change in net unrealized gains on investments is primarily driven by the performance of our investment portfolio.

Hedging

We may, but are not required to, enter into interest rate, foreign exchange or other derivative agreements to hedge interest rate, currency, credit or other risks. Generally, we do not intend to enter into any such derivative agreements for speculative purposes. Any derivative agreements entered into for speculative purposes are not expected to be material to our business or results of operations. We may utilize instruments such as forward contracts, currency options and interest rate swaps, caps, collars and floors to seek to hedge against fluctuations in the relative values of our portfolio positions as a result of changes in currency exchange rates and market interest rates. Such hedging transactions also limit the opportunity for gain. The success of hedging transactions will be subject to the ability of the Adviser to correctly predict movements in and the direction of currencies and interest rates. Unanticipated changes in currency exchange rates or interest rates may negatively impact the overall performance of the Company. It is not possible to hedge fully or perfectly against currency fluctuations affecting the value of securities denominated in currencies because the value of those securities is likely to fluctuate as a result of independent factors not related to currency fluctuations. We bear the costs incurred in connection with entering into, administering and settling any such derivative contracts. There can be no assurance any hedging strategy we employ will be successful.

During the nine months ended September 30, 2026 and 2025 we did not enter into any hedging contracts.

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

As of September 30, 2026, we had $435.3 million in cash and cash equivalents. As of September 30, 2026, our cash and cash equivalents were in excess of our unfunded commitments.

As of September 30, 2026 we were in compliance with our asset coverage requirements under the 1940 Act.

Equity Activity

Pursuant to a purchase and contribution agreement entered into between us and CCS IX Holdings, L.P., CCS IX Holdings, L.P. purchased 10 units at an initial offering price of $1,000 per unit. Additionally, as per the agreement, CCS IX Holdings, L.P. makes capital contributions to the Company from time to time. Since our commencement of operations on February 13, 2025 and through September 30, 2026, CCS IX Holdings, L.P. has contributed an aggregate of $735.4 million.

Secured Borrowings

As of September 30, 2026 and December 31, 2025, we had $395.0 million and $518.4 million of secured borrowings outstanding, respectively. Our secured borrowings bore interest at a weighted average rate of 5.37% and 5.17% for the three and nine months ended September 30, 2026, respectively. Our secured borrowings bore interest at a weighted average rate of 4.80% and 4.54% for the three and nine months ended September 30, 2025, respectively. The weighted average borrowing outstanding for the three and nine months ended September 30, 2026, was $65.9 million and $77.5 million, respectively. The weighted average borrowing outstanding for the three and nine months ended September 30, 2025, was $55.2 million and $52.2 million, respectively. We recorded $0.9 million and $3.0 million of interest expense in connection with secured borrowings for the three and nine months ended September 30, 2026, respectively. We recorded $0.9 million and $1.6 million of interest expense in connection with secured borrowings for the three and nine months ended September 30, 2025, respectively.

JPM Funding Facility

	As of September 30, 2026				As of December 31, 2025
(in $ millions)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)	Aggregate Principal Amount Committed	Drawn Amount	Amount Available (1)	Carrying Value(2)(3)
JPM Funding Facility	$800	$389	$411	$389	$400	$120	$280	$120

(1) The amount available is subject to any limitations related to the credit facility borrowing base.

(2) Amount presented excludes netting of deferred financing costs.

(3) As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s outstanding debt approximated fair value, unless otherwise noted.

The weighted average interest rate of the aggregate borrowings outstanding for the three and nine months ended September 30, 2026 was 7.04% and 6.97%, respectively. The weighted average interest rate of the aggregate borrowings outstanding for the three and nine months ended September 30, 2025 was 7.66% and 8.74%, respectively. The weighted average debt of the borrowings outstanding for the three and nine months ended September 30, 2026 was $386.3 million and $288.5 million, respectively. The weighted average debt of the borrowings outstanding for the three and nine months ended September 30, 2025 was $53.7 million and $40.8 million, respectively.

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

The summary of costs incurred under the JPM Funding Facility is presented below:

	For the three months ended September 30,		For the nine months ended September 30,
(in $ millions)	2026	2025	2026	2025
Borrowing interest expense	$5.6	$0.9	$12.4	$1.0
Unused facility fees	0.7	0.6	1.6	0.8
Amortization of financing costs	0.5	0.2	1.1	0.3
Total interest and other debt financing costs	$6.7	$1.7	$15.0	$2.1
Weighted average outstanding balance	$386.3	$53.7	$288.5	$40.8

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

In accordance with applicable SEC staff guidance and interpretations, with unitholder approval effective January 1, 2025, we, as a BDC, are permitted to borrow amounts such that our asset coverage ratio is at least 150% after such borrowing (if certain requirements are met), rather than 200%, as previously required. Short-term credits necessary for the settlement of securities transactions and arrangements with respect to securities lending will not be considered borrowings for these purposes. The amount of leverage that we employ depends on our Adviser’s and our Board’s assessment of market conditions and other factors at the time of any proposed borrowing.

We may also refinance or repay any of our indebtedness at any time based on our financial condition and market conditions. See Note 6. "Debt" to our consolidated financial statements for more detail on the credit facility.

As of September 30, 2026 and December 31, 2025, our asset coverage ratio was 194% and 158%, respectively. See Note 6 "Debt" to our consolidated financial statements for more detail on the debt facilities.

OFF BALANCE SHEET ARRANGEMENTS

Other than contractual commitments and other legal contingencies incurred in the normal course of our business, we do not expect to have any off-balance sheet financings or liabilities. Our investment portfolio may contain investments that are in the form of lines of credit or unfunded commitments which require us to provide funding when requested by portfolio companies in accordance with the terms of the underlying agreements. Unfunded commitments to provide funds to portfolio companies are not reflected on our Consolidated Statements of Assets and Liabilities. These commitments are subject to the same underwriting and ongoing portfolio maintenance as are the on-balance sheet financial instruments that we hold. Since these commitments may expire without being drawn, the total commitment amount does not necessarily represent future cash requirements. As of September 30, 2026, we had aggregate unfunded commitments totaling $334.4 million. See Note 7 "Commitments and Contingencies" to our consolidated financial statements for more information on our commitments.

RECENT DEVELOPMENTS

On October 29, 2026 the Board declared a cash dividend of $1,550,000 per unit, which was paid on October 30, 2026 to the unitholder of record as of October 29, 2026.

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

As of September 30, 2026, 100% of the investments at fair value in our portfolio were at variable rates, subject to interest rate floors.

Assuming that our Consolidated Statements of Assets and Liabilities as of September 30, 2026 were to remain constant and that we took no actions to alter our existing interest rate sensitivity, the following table shows the annualized impact of hypothetical base rate changes in interest rates (considering interest rate floors for floating rate instruments):

($ in millions)

Basis Point Change	Interest Income	Interest Expense	Net Interest Income
Up 100 basis points	$10.5	$7.8	$2.7
Up 75 basis points	7.9	5.9	2.0
Up 50 basis points	5.2	3.9	1.3
Up 25 basis points	2.6	2.0	0.7
Down 25 basis points	(2.6)	(2.0)	(0.7)
Down 50 basis points	(5.2)	(3.9)	(1.3)
Down 75 basis points	(7.9)	(5.9)	(2.0)
Down 100 basis points	(10.5)	(7.8)	(2.7)

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

Currency Risk

From time to time, we may make investments that are denominated in a foreign currency. These investments are converted into U.S. dollars at the balance sheet date, exposing us to movements in foreign exchange rates. We may employ hedging techniques to minimize these risks, but we cannot assure you that such strategies will be effective or without risk to us. We may seek to utilize instruments such as, but not limited to, forward contracts to seek to hedge against fluctuations in the relative values of our portfolio positions from changes in currency exchange rates. As of September 30, 2026, we had no foreign currency exposure.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Our management, with the participation of our principal executive officers and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based upon that evaluation and subject to the foregoing, our principal executive officers and principal financial officer concluded that, as of September 30, 2026, the design and operation of our disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting.

There have been no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2026 that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as amended.
32.1*	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CCS IX Portfolio Holdings, LLC

Date: November 13, 2026	By:	/s/ Eric Hall
Eric Hall
Co-Chief Executive Officer

Date: November 13, 2026	By:	/s/ Kimberly Grant
Kimberly Grant
Co-Chief Executive Officer

Date: November 13, 2026	By:	/s/ Justin Vandenberg
Justin Vandenberg
Chief Financial Officer